Form 10QSB
period 1999-09-30
LEISURE TIME CASINOS & RESORTS INC
filed 1999-11-15
CIK 907093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      September 30, 1999   OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________


                        Commission file number 000-26935

                      LEISURE TIME CASINOS & RESORTS, INC.
             (Exact name of registrant as specified in its charter)

                  COLORADO                         34-1763271
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)

                            4258 COMMUNICATIONS DRIVE
                             NORCROSS, GEORGIA 30093
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 923-9900
              (Registrant's telephone number, including area code)
      Not Applicable (Former name, former address and former fiscal year.
                         If changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No X
    ---    ---

   Shares outstanding  of each of the  registrant's  classes of common stock as of September 30, 1999:



     Class                              Outstanding as of September 30, 1999
     -----                              ------------------------------------

Common Stock, $.001 par value                        5,873,252

                      LEISURE TIME CASINOS & RESORTS, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX




Page No.

--------

Part I.       Financial Information

   Item 1.    Consolidated Condensed Financial Statements

2             Consolidated Condensed Balance Sheets at
              June 30, 1999 and September 30, 1999 (unaudited)

3             Consolidated Condensed Statements of
              Income for the three months ended
              September 30, 1999 (unaudited) and 1998 (unaudited)

4 Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1999 (unaudited) and 1998 (unaudited) Notes to Consolidated Condensed Financial Statements (unaudited)

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of
Operations
Part II.      Other Information

   Item 1.    Legal Proceedings
   Item 3.    Defaults Upon Senior Securities
   Item 6.    Exhibits and Reports on Form 8-K

Signatures
Exhibits

                      LEISURE TIME CASINOS & RESORTS, INC.
                     CONSOLIDATED CONDENSED BALANCES SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)





                                                                June 30,     September 30,
                                                                  1999           1999
                                                                --------     -------------
                                                                            (Unaudited)
 Current assets
  Cash and cash equivalents ..............................     $  4,145      $  2,725
  Trade notes receivable .................................        1,714           893
  Trade accounts receivable, net .........................        1,710         3,503
  Receivable - other .....................................           18            99
  Current portion of net investment in direct financing
    Leases ...............................................        1,199         1,531
  Inventories, net .......................................       10,671        10,981
  Prepaid expenses and other .............................        1,141           895
  Deferred tax asset -- current ..........................          180           544
                                                               --------      --------
        Total current assets .............................       20,778        21,171
                                                               --------      --------
Property and equipment, net ..............................       15,864        15,942
Goodwill, net ............................................        5,583         5,398
Non-compete agreement, net ...............................        3,758         3,632
Other assets, net ........................................        1,187         2,119
Deposits .................................................          200           198

Long-term portion of net investment in direct financing
  leases .................................................        1,056         1,350
                                                               --------      --------
        Total assets .....................................     $ 48,426      $ 49,810
                                                               ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line-of-credit .........................................     $    960      $    974
  Current portion of long-term notes payable .............        8,621         8,944
  Current portion of capital leases ......................           63            56
  Current portion of other long-term liabilities .........          466           416
  Accounts payable .......................................        7,642         4,206
  Accrued expenses .......................................        2,786         1,235
  Income taxes payable ...................................        1,723         1,723
  Deferred revenue .......................................           50            42
                                                               --------      --------
        Total current liabilities ........................       22,311        17,596
                                                               --------      --------
Long-term liabilities
  Long-term portion of notes payable .....................        8,945         9,281
  Long-term portion of capital leases ....................           93            83
  Deferred income taxes payable ..........................          386           386
  Other long-term liabilities ............................        4,156         3,708
                                                               --------      --------
        Total long-term liabilities ......................       13,580        13,458
                                                               --------      --------
        Total liabilities ................................       35,891        31,054
                                                               --------      --------
Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value; 5,000,000 shares
    authorized; none issued ..............................         --            --
  Common stock, $.001 par value; 45,000,000 shares
    authorized; 5,171,829 shares issued  and
    outstanding at June 30, 1999, 5,873,252
    shares  issued  and outstanding at
    September 30, 1999 ...................................            5             6
Additional paid-in capital ...............................        8,116        14,937
  Common stock subscription ..............................         (240)         (240)
  Retained earnings ......................................        4,654         4,053
                                                               --------      --------
        Total stockholders' equity .......................       12,535        18,756
                                                               --------      --------
        Total liabilities and stockholders' equity .......     $ 48,426      $ 49,810
                                                               ========      ========



                 The accompanying notes are an integral part of
                these consolidated condensed financial statements

                      LEISURE TIME CASINOS & RESORTS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                      Three Months Ended
                                                         September 30,
                                                 ----------------------------
                                                    1998             1999
                                                 -----------      -----------
Revenue
  Manufacturing ............................     $    11,146      $     8,472
  Gaming ...................................           2,188            2,184
  Other ....................................             272              440
                                                 -----------      -----------
        Total revenue ......................          13,606           11,096
                                                 -----------      -----------
Cost of goods sold
  Manufacturing ............................           5,540            4,827
  Gaming ...................................             216              243
  Other ....................................             273              257
                                                 -----------      -----------
        Total cost of goods sold ...........           6,029            5,327
                                                 -----------      -----------
Gross profit
  Manufacturing ............................           5,606            3,645
  Gaming ...................................           1,972            1,941
  Other ....................................              (1)             183
                                                 -----------      -----------

Total gross profit .........................           7,577            5,769
                                                 -----------      -----------
Selling, general and administrative expenses           4,113            5,958
Research and development costs .............             237              184
Interest expense, net ......................             218              584
                                                 -----------      -----------
        Total operating expenses ...........           4,568            6,726
                                                 -----------      -----------
Net income (loss) before income tax benefit
 (expense) .................................           3,009             (957)
Income tax (expense) benefit ...............          (1,119)             356
                                                 -----------      -----------
Net income (loss) ..........................     $     1,890      $      (601)
                                                 ===========      ===========
Earnings (loss) per common share -- basic ..     $       .41      $      (.11)
                                                 ===========      ===========
Earnings (loss) per common share -- diluted      $       .22      $      (.11)
                                                 ===========      ===========
Weighted average number of common shares
 outstanding -basic ........................       4,646,252        5,405,162
                                                 ===========      ===========

Weighted average number of common shares
  outstanding -- diluted ...................       9,055,957        5,405,162
                                                 ===========      ===========





              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                      LEISURE TIME CASINOS & RESORTS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                          Three Months Ended
                                                             September 30,
                                                         --------------------
                                                           1998         1999
                                                         -------      -------
Cash flows from operating activities
  Net income (loss) ................................     $ 1,890      $  (601)
                                                         -------      -------
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities
    Deferred taxes .................................         (23)        (364)
    Depreciation and amortization ..................         314          767
     Changes in certain assets and liabilities
      Receivables ..................................        (248)      (1,053)
      Net investment in direct financing leases ....        --           (887)
      Proceeds on sale of direct financing leases ..        --            261
      Inventories ..................................        (346)        (310)
      Prepaids and other assets ....................          29          246
      Accounts payable .............................         325         (436)
      Accrued expenses .............................        (340)      (1,551)
      Income taxes payable .........................       1,119         --
      Notes receivable .............................         (72)        --
      Deferred revenue .............................        --             (8)
                                                         -------      -------
                                                             758       (3,335)
                                                         -------      -------
        Net cash provided by (used by) operating
         activities ................................       2,648       (3,936)
                                                         -------      -------
Cash flows from investing activities
  Purchase of property and equipment ...............        (486)        (488)
  Other assets .....................................        --           (974)
  Deposits .........................................        (704)           2
                                                         -------      -------
        Net cash used by investing activities ......      (1,190)      (1,460)
                                                         -------      -------
Cash flows from financing activities
  Proceeds from issuance of common stock, net ......        --          6,822
  Line-of-credit, net ..............................        --             14
  Proceeds from notes payable ......................        --            400
  Loan fees ........................................        --             (4)
  Payment on notes payable .........................        (429)      (2,741)
  Payments on capital leases .......................          (2)         (17)
  Payments on long-term debt .......................        (483)        (498)
                                                         -------      -------
           Net cash (used by) provided by financing
            activities .............................        (914)       3,976
                                                         -------      -------
Net increase (decrease) in cash ....................         544       (1,420)

Cash and cash equivalents -- beginning of year .....         888        4,145
                                                         -------      -------
Cash and cash equivalents -- end of year or period .     $ 1,432        2,725
                                                         =======      =======


Non cash investing and financing activities:
      During the three months ended September 30, 1999, the Company converted $3,000 of accounts payable into a long-term note payable.





              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

     Leisure Time Casinos & Resorts, Inc. ("Casinos") was incorporated on February 4, 1993, and was a development stage enterprise until September 1996.

     Leisure Time Technology, Inc. (f/k/a U.S. Games, Inc.) ("Technology") is incorporated in Georgia and develops, manufactures and sells video gaming machines. Technology is licensed to manufacture gaming devices for sale to Native American tribes in Kansas, Michigan, Minnesota, New Mexico, New York, North Carolina and Wisconsin and is in compliance with South Carolina regulations regarding the sale of gaming machines. Technology has applied to become licensed as a manufacturer/distributor in Montana and intends to apply to become licensed to distribute and manufacture gaming devices in Arizona, Mississippi, New Mexico (for charities and fraternal organizations) and Nevada.

     Leisure Time Cruise Corporation ("Cruises") was incorporated on October
17, 1997, in the state of Colorado and conducted offshore gaming cruises on the "Vegas Express" gaming vessel until October 31, 1999, when it was placed in drydock. In July 1998, Cruises began operating cruise to nowhere gaming excursions. In May 1999, Leisure Express Cruise, LLC, a Colorado limited liability company, acquired Florida Casino Cruises, Inc., the corporation that owns the Vegas Express. Leisure Belle Cruise, LLC is a Colorado limited liability company that owns another gaming vessel. Leisure Lady Cruise, LLC is a Colorado limited liability company and currently has no operations.

     Leisure Time Hospitality, Inc. is incorporated in Ohio and owns a hotel property that is being redeveloped in the Cleveland metropolitan area. The Company has retained a broker to attempt to sell the hotel.

     Leisure Time Gaming, Inc. is incorporated in South Carolina and operates a gaming route through a subsidiary.

     Leisure Time International, Ltd. is incorporated in Barbados and currently operates as a Foreign International Sales Corp. (FISC).

     Leisure Time Financial Corp. (f/k/a RP Capital, Corporation) ("Financial") is incorporated in the state of Minnesota and finances various types of equipment acquisitions under direct financing leases and loans secured by existing equipment and sells leases and loans to financial institutions.

     Solutia Gaming Systems, Inc. is incorporated in Oklahoma has been relocated to Atlanta. The Oklahoma office has been closed.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Casinos and its wholly owned subsidiaries, collectively referred to as the Company. All significant intercompany transactions and balances have been eliminated.

  Interim Unaudited Financial Statements

     The Company's independent auditors have not audited the accompanying financial statements related to September 30, 1999 and 1998 and the periods then ended. However, in the opinion of management, such financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that will be or were achieved for the entirety of their respective calendar years.

     The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures that will normally be made in the Company's Annual Report on Form on 10-K. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's Registration Statement on Form S-1 No. 333-77737.

  REVENUE RECOGNITION

      Manufacturing and other revenue is recognized as the product is shipped.

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     Gaming revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenue also includes ticket sales and food and beverage revenue generated from each cruise. Gaming revenue does not include the retail amount of tickets or food and beverages provided gratuitously to customers, which, if material, reduces revenue as promotional allowances.

     Revenue from gaming route operations is recognized at the time the play activity takes place and is based upon the terms of the individual revenue participation agreement.

     Leasing revenue on direct financing leases consists of interest earned on the present value of the lease payments. Leasing revenue also includes profit from the sale to third parties of the Company's interest in direct finance leases.

     Deferred revenue, which represents customer cruise deposits, is included in the balance sheet when received and is recognized as passenger fare revenue upon completion of the voyage.

  USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


  RECLASSIFICATIONS

     Certain amounts in the consolidated condensed financial statements for the three months ended September 30,1998 have been reclassified to be consistent with the presentation used for the three months ended September 30, 1999.

NOTE 2 -- COMMITMENTS AND CONTINGENCIES

      LITIGATION

     On October 19, 1998, James J. Oden, the former Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Technology, Inc. filed a complaint against Casinos and Technology in the United States District Court for the Northern District of Georgia (Civil Action File No. 1: 98-CV-3033) alleging that Casinos and Technology had breached an alleged oral employment agreement with Mr. Oden because Casinos granted incentive stock options to Mr. Oden for 200,000 shares exercisable at $2.50 per share rather than nonqualified stock options for 200,000 shares exercisable at $1.00 per share. Further, Mr. Oden alleges that the stock options he should have received should have been exercisable without being conditioned upon a particular schedule and should not have expired upon the termination of his employment. Mr. Oden claims that the value of Casino's common stock on October 19, 1998, exceeded $15.00 per share and seeks an unspecified amount of damages. Casinos and Technology filed answers denying Mr. Oden's claims and have filed a motion for Summary Judgment which is currently pending.

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     On June 18, 1998, Collins Entertainment Corp. filed a complaint against Technology in the Court of Common Pleas for the Fifth Judicial Circuit, Richland County, State of South Carolina. Collins alleges, among other things, that Technology breached the Sales and Distribution Agreement dated May 13, 1992 that was entered into between Technology (which was then known as U.S. Games, Inc.) and Collins by not supplying Collins with Pot-O-Gold machines for resale in South Carolina. Collins further alleges that Technology used unfair and/or deceptive means of restraining trade in violation of the South Carolina Unfair Trade Practices Act by limiting the supply of Pot-O-Gold machines in South Carolina. Collins requests that it be granted damages in an amount to be determined at trial and that the damages be trebled. In interrogatory responses, Collins alleges that its actual damages are approximately $1,300.
Collins also requested that it be granted a temporary restraining order and preliminary injunction against Technology.

     This litigation follows an earlier lawsuit regarding the same contract filed by Collins against Technology in South Carolina District Court on November 7, 1996 (the "Prior Litigation") which resulted in a jury verdict returned on October 30, 1997, in favor of Collins in the amount of $0.

     Technology had the Collins action removed to the United States District Court for the District of South Carolina, Anderson Division (Civil Action No.:
3-98-1887-13). In September 1998, the Court denied Collins' request for a temporary restraining order and preliminary injunction. Technology has filed an Answer and Counterclaim in which Technology denies various allegations and asserts various affirmative defenses and counterclaims alleging, among other things, that Collins sold new Pot-O-Gold machines as used machines in South Carolina in violation of the South Carolina Unfair Trade Practices Act. Technology further alleges that Collins' actions in selling Pot-O-Gold games in violation of the terms of the sales and distribution agreement resulted in a judgment being entered against Technology in favor of Drews in the amount of approximately $5,100 and constituted tortious interference with contract. Technology's exclusive Distribution Agreement dated November 27, 1995 with Drews allowed Technology to sell Pot-O-Gold games directly to Collins for Collins' own use only, but not for resale by Collins. Technology contends that Collins agreed to this limitation. The Court determined that, by continuing to sell the games to Collins with actual or constructive knowledge that Collins was reselling those games, Technology breached its exclusive Distribution Agreement with Drews and awarded damages based on each of the resales made by Collins. Technology requests that it be granted damages to be determined at trial and that the damages be trebled.

     On March 24, 1999, the Court struck various of Technology's answers as being barred by res judicata or collateral estoppel because of the Prior Litigation between Collins and Technology. The Count also dismissed Technology's counterclaims mentioned above. Each stricken paragraph contained a defense the essence of which was that the agreement between Technology and Collins was either not binding or had been modified so as to prohibit Collins from reselling Pot-O-Gold machines in South Carolina. The order also struck Technology's counterclaims for violation of the South Carolina Unfair Trade Practices Act, contractual and common law indemnification, and tortious interference with contract. Technology filed a motion for reconsideration or in the alternative, for immediate interlocutory appeal. On June 29, 1999, the Court denied Technology's motions and issued an amended order affirming the Court's March 24, 1999 order. Technology intends to defend the lawsuit vigorously.

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     On December 14, 1998, Technology filed a lawsuit against Drews Distributing, Inc. in the Superior Court of Gwinnett County, State of Georgia (Civil Action No.: 98-A-97614) in which Technology alleges that Drews breached the wxclusive Distribution Agreement by failing to pay Technology $2,700 for a portion of the memory board upgrade kits for Pot-O-Gold machines that Drews had ordered but did not pickup from Technology and by failing to pay Technology $5,000 million for a portion of the Pot-O-Gold machines Drews had ordered but did not pick up from Technology. Technology also contends that, in connection with Technology's development and sale of new T-340+ circuit boards, Drews agreed that if a South Carolina end user purchased a Pot-O-Gold machine which contained the old T-340 circuit board, the end user could purchase the new T-340+ circuit board from Drews and then return his old T-340 circuit board to Technology Drews agreed to arrange for end users to return the replaced T-340 circuit boards to Technology for reuse. It is Technology's position that the T-340 circuit board and its technology are trade secrets of Technology and that, by allowing its customers to keep the old T-340 circuit boards and not return them to Technology, Drews has indirectly misappropriated Technology's technology and trade secrets. Technology requests that it be granted damages in an amount to be proved at trial, plus interest and attorneys' fees, specific performance and an order enjoining the misappropriation.

     Drews has filed an answer and counterclaim in this action alleging that Technology has continued to breach the Agreement, that Technology's breach was accompanied by a fraudulent act and that Technology committed fraudulent nondisclosure of material facts in connection with the Agreement. Drews is claiming actual damages in an amount to be proved at trial for the loss of sales, for the diminution of the price of machines sold by Drews due to a loss of exclusivity, for the refusal of Technology to sell machines at the contract price and due to the sales by Collins and other in violation of the Agreement. Drews is also requesting punitive damages. Drews' counterclaims are similar to its claims in a prior case filed in 1996 against Technology which Drews recovered a judgment in the amount of $3,066. In that case, the Court made no finding of any fraudulent acts by Technology.

     On March 25, 1999, Drews filed a complaint against Technology and
Phillip C. Caldwell as agent for Technology in the Court of Common Pleas for the Fifth Judicial Circuit, Richland County, South Carolina, essentially repeating the allegations asserted in its counterclaim against Technology in the Gwinnett County, Georgia action. Specifically, Drews alleges that Technology breached the exclusive Distribution Agreement by continuing to sell Pot-O-Gold machines to Collins, directly selling machines in South Carolina and "illegally raising the prices of video games." Drews also alleges claims for breach of contract accompanied by a fraudulent act, fraudulent nondisclosure of a material fact and tortious interference with Drews' alleged contracts with Darlington Music Company and Gold Strike/American Bingo and Gaming. Drews seeks unspecified "past damages," actual damages, punitive damages and attorneys' fees.

     On October 15, 1999, the former holders of approximately $1,400 of 11% convertible promissory notes filed a complaint in the United States District Court for the Northern District of Ohio (Civil Action NO. 1:99CV 2495) against Casinos. The case is entitled Norman J. Levin, Trustee of the Norman J. Levin Trust, et al. v. Leisure Time Casinos & Resorts, Inc. In January 1999,
Casinos paid in full the remaining balance of 11% convertible promissory notes after the 11% convertible promissory notes were accelerated as a result of a default in payment by Casinos. The 11% convertible promissory notes were convertible into units consisting of 920,000 shares of Casinos' common stock and warrants to purchase 920,000 shares of Casinos' common stock at a price of $1.75 and 920,000 shares of Casinos' common stock at a price equal to 120% of the offering price of an initial public offering by Casinos. The complaint alleges that Casinos breached the terms of the 11% convertible promissory notes by failing to provide the holders with Casinos' financial statements denying them the benefit of their bargain and unjustly enriching Casinos' rights under the 11% convertible promissory notes. The complaint requests judgment against Casinos in an unspecified amount including all costs and attorneys' fees. Casinos believes that the conversion features of the 11% convertible promissory notes have expired, has filed an answer denying the claims and intends to vigorously defined the lawsuit.

     It is Leisure Time's policy to vigorously defend litigation, however, Leisure Time has entered into settlements of claims in the past, and may do so in the future, whenever management deems the circumstances appropriate. Any unfavorable outcome related to any outstanding litigation could have a material adverse effect on the financial condition of the Company.


 NOTE 3 - INITIAL PUBLIC OFFERING

     Effective September 15, 1999, Casinos completed an initial public offering of 700,000 shares of common stock at a price of $12.00 per share. The net proceeds of the offering to Casinos, after deducting the underwriters' discount and other offering expenses of approximately $1,578, were $6,822.

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     In connection with the offering, the Company entered into an underwriting agreement with the underwriters under which the underwriters received an 8% discount, a 3% non accountable expense allowance and warrants of Casinos. The warrants are to purchase 70,000 shares of common stock of Casinos at $14.40 per share. The warrants expire five years from their issue date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: RISKS OF PRESSURE FROM COMPETITORS, CHANGES IN ECONOMIC CONDITIONS, OBSOLESCENCE, DECLINING POPULARITY OF EXISTING GAMES, FAILURE OF NEW GAME IDEAS OR CONCEPTS TO BECOME POPULAR, DUPLICATION BY THIRD PARTIES, AND CHANGES IN INTEREST RATES; DEPENDENCE ON SUPPLIERS; CHANGES IN GAMING REGULATIONS AND TAXES; CHANGES IN KEY PERSONNEL; AND OTHER FACTORS DESCRIBED FROM TIME TO
TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILE NO. 333-77737. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Leisure Time Casinos & Resorts, Inc.'s ("Leisure Time" or "Casinos") largest business segment is the manufacture and sale of video gaming and pulltab machines. The Pot-O-Gold product line comprises Leisure Time's principal product line. Leisure Time also sells a video pulltab machine called the Pulltab Gold. A major component of the Pulltab Gold machine is the replaceable cartridge that contains encrypted electronic pulltabs. Each cartridge has a finite number of pulltabs and, when they are depleted, the cartridge must be returned to Leisure Time to be refilled. Additionally, Leisure Time is currently developing a video bingo machine that Leisure Time expects to introduce in the first calendar quarter of 2000.

     Leisure Time's second largest revenue generating segment has been offshore gaming cruises. Leisure Time currently has two offshore gaming vessels. The first vessel, the Vegas Express, operated offshore gaming cruises from Gloucester, Massachusetts until October 31, 1999. As expected, the Vegas Express has been placed in a shipyard for its routine two year inspection required by the United States Coast Guard. Leisure Time's second vessel is the Leisure Lady, which was purchased in January 1997 and since that time has undergone repairs and renovations. Until Leisure Time locates a port for the Leisure Lady, Leisure Time cannot predict when the Leisure Lady will commence offshore gaming cruises. Leisure Time also owns the Biloxi Belle, a dockside gaming vessel located on the Mississippi River that Leisure Time plans to renovate when a site is located for the vessel. As alternatives, Leisure Time has retained a broker to determine the market for selling the Vegas Express, the Leisure
Lady and the Biloxi Belle.

     Leisure Time's third segment of business is gaming route operations. Gaming route operations involve the installation, operation and servicing of video gaming machines under various types of revenue participation agreements.

     Leisure Time's fourth segment consists of a hotel overlooking Lake Erie in the Cleveland, Ohio metropolitan area. Until recently, Leisure Time was renovating the hotel. Currently, Leisure Time has offered the hotel for sale.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of total revenue of those items included in Leisure Time's consolidated statements of operations.

                                       Three Months Ended
                                         September 30,
                                        ---------------
                                        1998       1999
                                        ----       ----
Total revenue .....................      100%       100%
Cost of goods sold ................       44         48
                                        ----       ----
Gross profit ......................       56         52
Selling, general and administrative
 expenses .........................       30         54
Research and development costs ....        2          2
Interest expense, net .............        2          5
                                        ----       ----

    Total operating expenses ......       34         61
                                        ----       ----
Income (loss) before income taxes .       22         (9)
Income tax (expense) benefit ......       (8)         3
                                        ----       ----
           Net income (loss) ......       14         (6)
                                        ====       ====


     The following chart provides information as to material changes in Leisure Time's statements of operations for the three months ended September 30, 1998 as compared to the same period ended September 30, 1999:


                                 INCREASE
STATEMENTS OF                   (DECREASE)        PERCENTAGE
OPERATIONS ITEM               (FROM 98 TO 99)       CHANGE             REASON FOR CHANGE
----------------------        ---------------   -------------          ------------------


Manufacturing revenue         $(2.7) Million         (24)%             Decreased sales in South
                                                                       Carolina due to uncertainties
                                                                       regarding the continued
                                                                       legality of gaming

Offshore gaming cruise        $(.004) Million        (.2)%             Decreased due to increased competitio
 revenue                                                               from another gaming vessel

Cost of manufacturing         $ (.7) Million         (13)%             Decreased sales in South
 revenue                                                               Carolina

Cost of offshore gaming       $ .03  Million          13 %             Commenced offshore gaming
  cruise revenue                                                       cruises in July 1998

Selling, general and          $ 1.8  Million          45 %             Increased due to
  administrative expenses                                              additional administrative support for
                                                                       newly operational entities consisting
                                                                       of Leisure Time Hospitality, Leisure
                                                                       Time Financial and Solutia Gaming

Research and development      $(.05) Million         (22)%             Significant costs in prior period
  costs                                                                related to the development of location
                                                                       controllers for the South Carolina market

Interest expense, net         $  .4 Million          168 %             Increased borrowings principally related to
                                                                       refinancing of Leisure Lady and
                                                                       acquisition of Biloxi Belle, Florida Casino
                                                                       Cruises and Leisure Time Financial

Total operating expenses      $ 2.2 Million           47 %

Income taxes                  $(1.5)Million         (132)%             Decrease in income correlates to decrease
                                                                       in tax expense

Net income (loss)             $(2.5)Million         (132)%

RECENT DEVELOPMENTS THAT WILL AFFECT SECOND QUARTER RESULTS

     The South Carolina Supreme Court has ruled that the gaming referendum that was to be held on November 2, 1999, in South Carolina is unconstitutional. As a result of the ruling, video gaming will cease in South Carolina after June 30, 2000. The ruling will likely eliminate a majority of Leisure Time's future video poker machine sales in South Carolina, adversely impacting Leisure Time's revenues and earnings. The sale of video poker machines in South Carolina accounted for approximately 75% and 39% of Leisure Time's revenue for the year ended June 30, 1999 and the three months ended September 30, 1999, respectively. Leisure Time has not yet determined to what extent the discontinuance of video poker machine sales in South Carolina will affect its ability to sell other products in South Carolina until June 30, 2000.

     However, Leisure Time believes that the majority of the machines in South Carolina will ultimately be converted to redemption games or end up in other gaming jurisdictions. As a result, Leisure Time will continue to sell software to convert or upgrade games. Leisure Time has signed exclusive distribution agreements with BestCo, Inc. Under the terms of the agreements, BestCo. has been appointed to exclusively distribute Leisure Times gaming machines in West Virginia and ancillary software products in Georgia and West Virginia. These products, which range from conversion kits and software upgrades to machines, will focus almost exclusively on the redemption market, where coupons for prizes are distributed to players, upon completion of play. The agreements are three-year agreements, which call for minimum purchases by BestCo, Inc., of 3,000 units, 5,000 units and 5,000 units, respectively, for the next three years. BestCo has placed orders and paid for approximately 500 units of software. The contract is cancelable if certain minimum criteria are not met. Leisure Time's management estimates that the value of these distribution agreements will exceed $23 million if they are in effect over the full three-year terms.

     Additionally, a South Carolina Department of Revenue spokesperson has stated that all existing video poker machines must be connected to the state's central monitoring system by February 2, 2000. If this comes to pass and if, as expected, Leisure Time's data communication device is approved for use in South Carolina, Leisure Time could have potential sales of the data communication devices in South Carolina. Leisure Time estimates that the total market for all data communication devices in South Carolina is 6,000 units based on five video machines connecting to one device.

     Furthermore, Leisure Time estimates that there are approximately 20,000 of Leisure Time's Pot-O-Gold video poker machines in South Carolina. If data communication devices remain a requirement of the Department of Revenue, the majority of these machines will require a connectivity chip set which will connect the machine to a data communication device. The connectivity chip set is a proprietary product of Leisure Time which could be sold to operators of Pot-O-Gold video poker machines in South Carolina until June 30, 2000.

     Leisure Time continues to assess the impact of the ruling in South Carolina on its operations and is committed to replacing potential lost sales by pursuing new markets.

     Leisure Time has suspended offshore gaming operations of the Vegas Express, the cruise-to-nowhere gaming vessel located in Gloucester, Massachusetts, effective October 31, 1999. The Vegas Express has been placed in a shipyard for its routine two year inspection required by the United States Coast Guard. As a result, offshore gaming cruise revenues will be minimal for at least the second and third quarters of fiscal 2000. However, despite the loss of winter revenues, losses should be reduced dramatically for this business segment as the vessel's related operating expenses virtually disappear. Leisure Time anticipates returning to the Gloucester market in the spring of 2000, however, Leisure Time will also evaluate other options including relocating the vessel to a new location or selling the vessel. Leisure Time has retained a broker to determine the market for selling the vessel.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Leisure Time has funded its operations primarily through revenue generated by the sale of video gaming machines. Leisure Time has acquired its assets, such as the Vegas Express and the Leisure Lady offshore gaming vessels and its hotel property, through long term debt and cash available from operations. As of September 30, 1999, Leisure Time had working capital of approximately $3.6 million.

     The following information relates to Leisure Time's sources and uses of cash during the three months ended September 30, 1999.

     Leisure Time utilized $3.9 million of cash in operations related primarily to:

      - a net loss of $.6 million;

      - a $1.0 increase in accounts receivable;

      - a $.4 million decrease in accounts payable

      - a $1.6 million decrease in accrued expenses; and

      - $.4 million increase in deferred tax assets

      Leisure Time utilized $1.5 million in cash in investing activities related primarily to:

      - an increase in capitalized software costs; and

      - the purchase of equipment for the manufacturing and gaming segment.

      Leisure Time received approximately $4.0 million in cash from financing activities related primarily to:

      - the receipt of proceeds of approximately $6.8 million from the issuance of common stock; and

      - the payout of approximately $2.8 million of short term and long term debt.

     Leisure Time believes its current liquidity requirement during the fourth quarter of calendar year 1999 will primarily be to meet working capital requirements as well as the development and purchase of proprietary gaming machines that have not yet been introduced.

     Leisure Time is currently in default of one monthly payment in the amount of $308,000 on the remaining balance of approximately $2,700,000 of a loan payable to AIG Insurance. Leisure Time is currently negotiating with AIG to extend the note and receive more favorable payment terms.

     Leisure Time believes that the remaining proceeds from the offering together with operating cash flow and additional debt financing it may obtain will be sufficient for it to satisfy its short term capital needs.

     Leisure Time's long term liquidity needs will consist primarily of working capital to pay for receivables and inventory as Leisure Time grows and to pay for long term investments. These investments could include businesses that Leisure Time acquires, such as gaming routes, and facilities in which to operate its business. Future profits retained in the business as well as bank debt or additional equity financing will be necessary to pay for these needs. To date, Leisure Time has obtained debt financing from various financial institutions. There can be no assurances that Leisure Time will obtain long term liquidity for the future from these or any other sources. If unable to obtain its long term liquidity, then Leisure Time may have to scale back its long-term growth strategy.

     In addition, Leisure Time is reviewing its non-core businesses and may sell off some assets in an attempt to reduce bank debt and improve operating cash flow. Some of the initiatives Leisure Time has currently undertaken include the following:

 - Leisure Time has suspended offshore gaming operations for the Vegas Express, a cruise-to-nowhere gaming vessel that was located in Gloucester, Massachusetts. As expected, the Vegas Express has been placed in a shipyard for its routine two year inspection required by the United States Coast Guard. While the vessel is in dry dock, Leisure Time has retained a broker to determine the market for selling the Vegas Express and Leisure Time's other gaming vessels, the Leisure Lady and Biloxi Bell. Depending on market conditions, the Vegas Express may resume operations in the spring of 2000.

 - Solutia Gaming, headquartered in Tulsa Oklahoma has been relocated to Atlanta. The Oklahoma office has been closed.
 - Leisure Time is in the process of closing it's South Carolina office and relocating to Atlanta. The South Carolina market will be serviced out of the Atlanta Office.
 - Leisure Time has offered the hotel, located in Cleveland, Ohio for sale. Leisure Time will be soliciting offers and believes that it can sell the hotel and make a profit on the sale.
 - Leisure Time is reorganizing its Atlanta operations to focus on its core businesses.
 - Leisure Time has signed exclusive distribution agreements with BestCo. Under the terms of the agreements, BestCo. Inc. has been appointed to exclusively distribute Leisure Time's gaming machines in West Virginia and ancillary software products in Georgia and West Virginia. These products, which range from conversion kits and software upgrades to machines, will focus almost exclusively on the redemption market, where coupons for prizes are distributed to players, upon completion of play. The agreements are three-year agreements, which call for minimum purchases by BestCo of 3,000 units, 5,000 units and 5,000 units, respectively, for the next three-years. BestCo has placed orders and paid for approximately 500 units of software or approximately $600,000. The agreements are cancelable if certain minimum criteria are not met. Leisure time's management estimates that the value of these distribution agreements will exceed $23 million if they are in effect over the full three-year terms.

Below is a more detailed description of Leisure Time's plan to develop new markets and securing future revenue:

Leisure Time's objectives are to be a leading provider of video gaming, pulltab and bingo products and related software and to expand its gaming operations to increase recurring revenue. Key strategies to achieve Leisure Time's objectives include:

 Increase Installed Base of Pot-O-Gold, and other new Product Lines

 Leisure Time intends to continue increasing its installed base of video gaming and pulltab products by:

- continuing to market its Pot-O-Gold product line to newly established casinos and route operators both in existing markets and in jurisdictions in which gaming is legalized, including to Native American tribes; One such state is
California. A number of California-based Native American tribes currently conduct gaming in California. A constitutional amendment will be submitted to voters in California in March 2000. Leisure Time believes there is currently no organized opposition to the amendment. If adopted, the constitutional amendment, in conjunction with the compacts, will legalize Native American gaming in California. If the compacts remain in effect and the constitutional amendment is adopted, Leisure Time anticipates that soon thereafter it will begin selling its Pot-O-Gold product line of video gaming machines in California. Leisure Time believes that sales to the various Native American tribes in California could have a material positive effect on Leisure Time's revenue in the fourth fiscal quarter of 2000. Leisure Time expects the California market to be a 43,000-machine market. There are currently approximately 15,000 machines operating in the state, a large number of which Leisure Time believes will need to be replaced due to non-compliance with Native Indian Gaming Association minimum requirements. Leisure Time has approximately 3000 machines currently in the market from its previous ownership, with the leading game in the market called "Touch Easy Keno". In addition, Leisure Time is in the process of developing a wide area progressive for linking Touch Easy Keno throughout the California tribal casino's market in order to enable the casino's to award million dollar prizes.

- selling the Pot-O-Gold product line to replace existing video gaming machines;
- placing Pot-O-Gold, Pulltab Gold and bingo products in locations owned or operated on a revenue sharing basis by Leisure Time;
- providing casino and route customers with equipment financing to facilitate increased sales; and
- offering a wide variety of interactive touchscreen video games featuring new designs, graphic improvements, improved audio quality, sophisticated data communication capabilities, customized formats and features designed to increase player appeal.

 Leverage Growth in Installed Products to Increase Recurring Revenue From Software Sales

 To date, most of Leisure Time's revenue has been derived from the sale of video gaming machines. As Leisure Time's installed product base has grown, Leisure Time has experienced an increase in customers' demand for sales of:
-   newly developed game software;
-   software enhancements for existing games; and
-   cartridge replacements for video pulltab machines.

Expand Gaming Machine Route Operations

     Leisure Time acquired its first gaming machine route in South Carolina in February 1999. Leisure Time expects to expand its gaming route operations through:

- acquisition or establishment of routes in Louisiana, Montana, New Mexico and selected other states; and
- addition of route locations in establishments not currently served by existing route operations.

Leisure Time believes that creation of additional gaming route operations will offer benefits such as:
-   recurring revenue;
- increases in market share for the Pot-O-Gold product line, thereby facilitating additional software sales; and
- opportunities for Leisure Time to increase video gaming product sales to the replacement market.

Promote Acceptance and Use of Video Pulltab and Bingo Products

Leisure Time's video pulltab machines offer a number of benefits over traditional paper pulltabs and bingo games, including:
- enhanced tracking and accountability through data collection devices incorporated in each machine;
- extended hours of operation, thus increasing opportunities for revenue generation;
-  improved earnings potential through enhancing the speed of play; and
-  increased recurring revenue from software and cartridge sales.

Selectively  Explore Domestic  Acquisition and International  Expansion
Opportunities

Leisure Time expects to pursue acquisitions of domestic companies engaged in:
-  development and sale of software designed for the gaming market;
-  gaming route operations; and
- purchase, ownership or licensing of rights to proprietary games or enhancements.

YEAR 2000 COMPLIANCE

      Leisure Time is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when 1999 changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

      All of Leisure Time's material internal information technology and non-information technology systems are year 2000 compliant. Leisure Time expended approximately $75,000 in making all of its internal IT and non-IT systems year 2000 compliant.

      All of Leisure Time's primary suppliers have stated that they are year 2000 compliant.

      Currently, Leisure Time is defining and refining the list of approved alternate suppliers as a precaution against a present supplier's inability to fulfill orders, thereby minimizing, if not eliminating, disruptions to manufacturing. In the unlikely event no approved alternate supplier can be identified, inventory levels of the specific product will be reviewed with the present supplier and raised to provide a buffer against potential outages. Leisure Time will continue to monitor the lead-times of products and the market to ensure availability of supplies. Leisure Time does not anticipate incurring significant additional costs as a result of purchasing from alternative suppliers.

      Leisure Time is including year 2000 compliance warranty language in all of its purchase orders placed with its suppliers during the last two quarters of 1999.

INTRODUCTION OF THE EURO

      On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. The existing sovereign currencies will remain legal tender in these countries until January 1, 2002. On that date the Euro is scheduled to replace the sovereign legal currencies of the member countries.

      Leisure Time plans to sell its video gaming machines in countries that have adopted the Euro. Leisure Time will evaluate the impact the implementation of the Euro will have on its business operations, but does not expect the Euro to have a material effect on its competitive position. Leisure Time can provide no assurance that the implementation of the Euro will not have a material adverse effect on its financial condition and operating results. In addition, Leisure Time cannot accurately predict the impact the Euro will have on currency exchange rates or its currency exchange risk. Leisure Time has historically priced its foreign sales in dollars and, as a result, Leisure Time has had no material need to hedge any foreign currency exposure. If competitive conditions require Leisure Time to sell its products for the Euro or other currencies, it may engage in currency hedging to manage this exposure in the future if appropriate for it to do so.

PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS

     On October 19, 1998, James J. Oden, the former Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Technology, Inc. filed a complaint against Casinos and Technology in the United States District Court for the Northern District of Georgia (Civil Action File No. 1: 98-CV-3033) alleging that Casinos and Technology had breached an alleged oral employment agreement with Mr. Oden because Casinos granted incentive stock options to Mr. Oden for 200,000 shares exercisable at $2.50 per share rather than nonqualified stock options for 200,000 shares exercisable at $1.00 per share. Further, Mr. Oden alleges that the stock options he should have received should have been exercisable without being conditioned upon a particular schedule and should not have expired upon the termination of his employment. Mr. Oden claims that the value of Casino's common stock on October 19, 1998, exceeded $15.00 per share and seeks an unspecified amount of damages. Casinos and Technology filed answers denying Mr. Oden's claims and have filed a motion for Summary Judgment which is currently pending.

     On June 18, 1998, Collins Entertainment Corp. filed a complaint against Technology in the Court of Common Pleas for the Fifth Judicial Circuit, Richland County, State of South Carolina. Collins alleges, among other things, that Technology breached the Sales and Distribution Agreement dated May 13, 1992 that was entered into between Technology (which was then known as U.S. Games, Inc.) and Collins by not supplying Collins with Pot-O-Gold machines for resale in South Carolina. Collins further alleges that Technology used unfair and/or deceptive means of restraining trade in violation of the South Carolina Unfair Trade Practices Act by limiting the supply of Pot-O-Gold machines in South Carolina. Collins requests that it be granted damages in an amount to be determined at trial and that the damages be trebled. In interrogatory responses, Collins alleges that its actual damages are approximately $1,300.
Collins also requested that it be granted a temporary restraining order and preliminary injunction against Technology.

     This litigation follows an earlier lawsuit regarding the same contract filed by Collins against Technology in South Carolina District Court on November 7, 1996 (the "Prior Litigation") which resulted in a jury verdict returned on October 30, 1997, in favor of Collins in the amount of $0.

     Technology had the Collins action removed to the United States District Court for the District of South Carolina, Anderson Division (Civil Action No.:
3-98-1887-13). In September 1998, the Court denied Collins' request for a temporary restraining order and preliminary injunction. Technology has filed an Answer and Counterclaim in which Technology denies various allegations and asserts various affirmative defenses and counterclaims alleging, among other things, that Collins sold new Pot-O-Gold machines as used machines in South Carolina in violation of the South Carolina Unfair Trade Practices Act. Technology further alleges that Collins' actions in selling Pot-O-Gold games in violation of the terms of the sales and distribution agreement resulted in a judgment being entered against Technology in favor of Drews in the amount of approximately $5,100 and constituted tortious interference with contract. Technology's exclusive Distribution Agreement dated November 27, 1995 with Drews allowed Technology to sell Pot-O-Gold games directly to Collins for Collins' own use only, but not for resale by Collins. Technology contends that Collins agreed to this limitation. The Court determined that, by continuing to sell the games to Collins with actual or constructive knowledge that Collins was reselling those games, Technology breached its exclusive Distribution Agreement with Drews and awarded damages based on each of the resales made by Collins. Technology requests that it be granted damages to be determined at trial and that the damages be trebled.

     On March 24, 1999, the Court struck various of Technology's answers as being barred by res judicata or collateral estoppel because of the Prior Litigation between Collins and Technology. The Count also dismissed Technology's counterclaims mentioned above. Each stricken paragraph contained a defense the essence of which was that the agreement between Technology and Collins was either not binding or had been modified so as to prohibit Collins from reselling Pot-O-Gold machines in South Carolina. The order also struck Technology's counterclaims for violation of the South Carolina Unfair Trade Practices Act, contractual and common law indemnification, and tortious interference with contract. Technology filed a motion for reconsideration or in the alternative, for immediate interlocutory appeal. On June 29, 1999, the Court denied Technology's motions and issued an amended order affirming the Court's March 24, 1999 order. Technology intends to defend the lawsuit vigorously.

     On December 14, 1998, Technology filed a lawsuit against Drews Distributing, Inc. in the Superior Court of Gwinnett County, State of Georgia (Civil Action No.: 98-A-97614) in which Technology alleges that Drews breached the wxclusive Distribution Agreement by failing to pay Technology $2,700 for a portion of the memory board upgrade kits for Pot-O-Gold machines that Drews had ordered but did not pickup from Technology and by failing to pay Technology $5,000 million for a portion of the Pot-O-Gold machines Drews had ordered but did not pick up from Technology. Technology also contends that, in connection with Technology's development and sale of new T-340+ circuit boards, Drews agreed that if a South Carolina end user purchased a Pot-O-Gold machine which contained the old T-340 circuit board, the end user could purchase the new T-340+ circuit board from Drews and then return his old T-340 circuit board to Technology Drews agreed to arrange for end users to return the replaced T-340 circuit boards to Technology for reuse. It is Technology's position that the T-340 circuit board and its technology are trade secrets of Technology and that, by allowing its customers to keep the old T-340 circuit boards and not return them to Technology, Drews has indirectly misappropriated Technology's technology and trade secrets. Technology requests that it be granted damages in an amount to be proved at trial, plus interest and attorneys' fees, specific performance and an order enjoining the misappropriation.

     Drews has filed an answer and counterclaim in this action alleging that Technology has continued to breach the Agreement, that Technology's breach was accompanied by a fraudulent act and that Technology committed fraudulent nondisclosure of material facts in connection with the Agreement. Drews is claiming actual damages in an amount to be proved at trial for the loss of sales, for the diminution of the price of machines sold by Drews due to a loss of exclusivity, for the refusal of Technology to sell machines at the contract price and due to the sales by Collins and other in violation of the Agreement. Drews is also requesting punitive damages. Drews' counterclaims are similar to its claims in a prior case filed in 1996 against Technology which Drews recovered a judgment in the amount of $3,066. In that case, the Court made no finding of any fraudulent acts by Technology.

     On March 25, 1999, Drews filed a complaint against Technology and
Phillip C. Caldwell as agent for Technology in the Court of Common Pleas for the Fifth Judicial Circuit, Richland County, South Carolina, essentially repeating the allegations asserted in its counterclaim against Technology in the Gwinnett County, Georgia action. Specifically, Drews alleges that Technology breached the exclusive Distribution Agreement by continuing to sell Pot-O-Gold machines to Collins, directly selling machines in South Carolina and "illegally raising the prices of video games." Drews also alleges claims for breach of contract accompanied by a fraudulent act, fraudulent nondisclosure of a material fact and tortious interference with Drews' alleged contracts with Darlington Music Company and Gold Strike/American Bingo and Gaming. Drews seeks unspecified "past damages," actual damages, punitive damages and attorneys' fees.

     On October 15, 1999, the former holders of approximately $1,400 of 11% convertible promissory notes filed a complaint in the United States District Court for the Northern District of Ohio (Civil Action NO. 1:99CV 2495) against Casinos. The case is entitled Norman J. Levin, Trustee of the Norman J. Levin Trust, et al. v. Leisure Time Casinos & Resorts, Inc. In January 1999,
Casinos paid in full the remaining balance of 11% convertible promissory notes after the 11% convertible promissory notes were accelerated as a result of a default in payment by Casinos. The 11% convertible promissory notes were convertible into units consisting of 920,000 shares of Casinos' common stock and warrants to purchase 920,000 shares of Casinos' common stock at a price of $1.75 and 920,000 shares of Casinos' common stock at a price equal to 120% of the offering price of an initial public offering by Casinos. The complaint alleges that Casinos breached the terms of the 11% convertible promissory notes by failing to provide the holders with Casinos' financial statements denying them the benefit of their bargain and unjustly enriching Casinos' rights under the 11% convertible promissory notes. The complaint requests judgment against Casinos in an unspecified amount including all costs and attorneys' fees. Casinos believes that the conversion features of the 11% convertible promissory notes have expired, has filed an answer denying the claims and intends to vigorously defined the lawsuit.

     It is Leisure Time's policy to vigorously defend litigation, however, Leisure Time has entered into settlements of claims in the past, and may do so in the future, whenever management deems the circumstances appropriate. Any unfavorable outcome related to any outstanding litigation could have a material adverse effect on the financial condition of the Company.

                  LEISURE TIME CASINOS & RESORTS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



  ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable.

(c) The following is information as to all securities of Leisure Time sold by Leisure Time during the three months ended September 30, 1999, which were not registered under the Securities Act of 1933, as amended ("Securities Act"). Leisure Time does not consider issuances of options to employees to purchase Leisure Time's common stock to be sales.

     In September 1999, Leisure Time issued 1,423 shares of its common stock upon exercise of outstanding warrants that had previously been issued to Paul F. Frymark. Mr. Frymark exercised the warrants by surrendering the right to exercise the warrants for a number of shares having a fair market value of $4,587. Leisure Time issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Mr. Frymark had available to him all material information concerning Leisure Time. The certificate evidencing the common stock bears a restrictive legend under the Securities Act. No underwriter was involved in the transaction.

(d) On September 15, 1999, Leisure Time's Registration Statement File No. 333-77737 was declared effective. The offering closed on September 20, 1999, after the sale of 700,000 shares of Leisure Time's common stock. The representative of the underwriters for Leisure Time's offering was Schneider Securities, Inc.

     Not including 75,000 shares of common stock underlying warrants that were to be issued to the representative of the underwriters, Leisure Time registered 862,500 shares of common stock for sale at a maximum offering price of $13.00 per share for an aggregate amount of $11,212,500. The 862,500 shares included 112,500 shares that were issuable upon exercise of the underwriters' over-allotment option. Subsequent to the effective time of the Registration Statement, Leisure Time and Schneider Securities, Inc. agreed to reduce the primary offering to 700,000 shares of common stock which were sold at $12.00 per share for an aggregate amount of $8,400,000. The underwriters did not exercise their over-allotment option for an additional 105,000 shares. Accordingly, a total of 162,500 shares of common stock were not sold in the offering.

     Since September 15, 1999, Leisure Time has incurred an aggregate of approximately $1,184,000 of expenses in connection with the offering, including underwriting discounts ($672,000), expenses paid to or for the underwriter ($232,000), and other expenses of the offering ($280,000). Such amounts were not paid directly or indirectly to the directors, to the officers or to persons owning 10% or more of any class of equity securities of Leisure Time or to affiliates of Leisure Time. Rather, such payments were to others. After deducting the total expenses, Leisure Time received net offering proceeds of approximately $7,216,000. The net offering proceeds have been used for:

   - approximately $4.2 million as working capital, including the payment of accounts payable; and
   - approximately $1.0 million to develop a new Pot-O-Gold line of video game machines and related software.

     Other than using the net offering proceeds for working capital, including the payment of salaries, none of the net offering proceeds were used to make payments to the directors, to the officers or to persons owing 10% or more of any class of equity securities of Leisure time or to affiliates of Leisure Time. Rather, such payments were to others.

     Leisure Time's uses of the net proceeds do not represent a material change in the use of proceeds described in Leisure Time's prospectus.


  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

(a) Leisure Time is currently in default of one monthly payment of $308,000 on the remaining balance of approximately $2,700,000 of a loan payable to AIG Insurance. Leisure Time is currently negotiating with AIG to extend the note and receive more favorable payment terms.

(b)  not applicable.

  ITEM 6.         (a) EXHIBITS

(b) Exhibits.

10.1 Solutia Gaming Systems, Inc. Exclusive Distribution Agreement dated November 9, 1999.

10.2 Solutia Gaming Systems, Inc. Exclusive Distribution Agreement of Individual Games dated November 9, 1999.

27.1  Financial Data Schedule

(b)   Reports on Form 8-K
           None



                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 15, 1999


                                            LEISURE TIME CASINOS & RESORTS, INC.

                                            By:     /s/ ALAN N. JOHNSON
                                                  ---------------------
                                                  Alan N. Johnson, President and
                                                  Chief Executive Officer

                                            By:     /s/ Eric R. Dey
                                                  ---------------------
                                                  Eric R. Dey, Chief Financial
                                                  Officer

                                INDEX TO EXHIBITS




EXHIBITS
--------


10.3 Solutia Gaming Systems, Inc. Exclusive Distribution Agreement dated November 9, 1999.

10.4 Solutia Gaming Systems, Inc. Exclusive Distribution Agreement of Individual Games dated November 9, 1999.

27.2  Financial Data Schedule

27.1*    Financial Data Schedule


-----------

*        Filed herewith