Form 10-Q
period 1999-12-31
LEISURE TIME CASINOS & RESORTS INC
filed 2000-02-22
CIK 907093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

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

                                 (770) 923-9900
    -----------------------------------------------------------------------
                         (Registrant's telephone number)

                                 Not Applicable
    -----------------------------------------------------------------------
              (Former name, former address and former fiscal year)
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----       -----

Shares of the registrant's outstanding common stock as of December 31, 1999:

            Class                     Outstanding as of December 31, 1999
------------------------------        -----------------------------------

Common Stock, $.001 par value                       5,898,833

                      LEISURE TIME CASINOS & RESORTS, INC.

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX




Page No.

Part I.      Financial Information

Item 1.      Consolidated Condensed Financial Statements

3            Consolidated Condensed Balance Sheets at June 30, 1999
              and December 31, 1999 (unaudited).............................3

4            Consolidated Condensed Statements of Income for the three
              months ended December 31, 1999 (unaudited) and 1998
              (unaudited)...................................................4

5            Consolidated Condensed Statements of Income for the six
              months ended December 31, 1999 (unaudited) and 1998
              (unaudited)...................................................5

6            Consolidated  Condensed Statements of Cash Flows for the
              six months ended December 31, 1999 (unaudited) and 1998
              (unaudited)...................................................6

7.           Notes to Consolidated Condensed Financial Statements
              (unaudited)...................................................8

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................13

Part II.     Other Information.............................................26

Item 1.      Legal Proceedings.............................................26
Item 3.      Defaults Upon Senior Securities...............................29
Item 6.      Exhibits and Reports on Form 8-K..............................29

Signatures.................................................................30
Exhibits...................................................................31

                      LEISURE TIME CASINOS & RESORTS, INC.

                      Consolidated Condensed Balance Sheets
               (In Thousands, Except Share and Per Share Amounts)


                                                               June 30,     December 31,
                                                                 1999          1999
                                                               --------      --------
                                                                            (Unaudited)
                                     Assets
Current assets
  Cash and cash equivalents ..............................     $  4,145      $    801
  Trade notes receivable .................................        1,714         1,202
  Trade accounts receivable, net .........................        1,710         1,004
  Receivable - other .....................................           18            38
  Current portion of net investment in direct
   financing leases ......................................        1,199         1,632
  Inventories, net .......................................       10,671        10,862
  Prepaid expenses and other .............................        1,141         3,238
  Deferred tax asset -- current ..........................          180         1,967
                                                               --------      --------
    Total current assets .................................       20,778        20,744

Property and equipment, net ..............................       15,864        15,721
Goodwill, net ............................................        5,583         5,214
Non-compete agreement, net ...............................        3,758         3,516
Other assets, net ........................................        1,187         2,722
Deposits .................................................          200           198
Long-term portion of net investment in direct
 financing leases ........................................        1,056         1,438
                                                               --------      --------

Total assets .............................................     $ 48,426      $ 49,553
                                                               ========      ========

                      Liabilities and Stockholders' Equity
Current liabilities
  Line-of-credit .........................................     $    960      $    998
  Current portion of long-term notes payable .............        8,621         8,304
  Current portion of capital leases ......................           63            48
  Current portion of other long-term liabilities .........          466           410
  Accounts payable .......................................        7,642         2,073
  Accrued expenses .......................................        2,786         2,243
  Income taxes payable ...................................        1,723         1,713
  Deferred revenue .......................................           50          --
                                                               --------      --------
    Total current liabilities ............................       22,311        15,789

Long-term liabilities
  Long-term portion of notes payable .....................        8,945         8,616
  Long-term portion of capital leases ....................           93            72
  Deferred income taxes payable ..........................          386           386
  Other long-term liabilities ............................        4,156         3,652
                                                               --------      --------
    Total long-term liabilities ..........................       13,580        12,726

    Total liabilities ....................................       35,891        28,515
                                                               --------      --------

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value; 5,000,000
   shares authorized; 523,759 shares issued and
   outstanding at December 31, 1999 ......................         --           4,964
  Common stock, $.001 par value; 45,000,000
   shares authorized; 5,171,829 shares issued
   and outstanding at June 30, 1999, 5,898,833
   shares issued and outstanding at December 31,
   1999                                                               5             6
  Additional paid-in capital .............................        8,116        14,669
  Common stock subscription ..............................         (240)         (240)
  Retained earnings ......................................        4,654         1,639
                                                               --------      --------
    Total stockholders' equity ...........................       12,535        21,038
                                                               --------      --------

Total liabilities and stockholders' equity ...............     $ 48,426      $ 49,553
                                                               ========      ========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      LEISURE TIME CASINOS & RESORTS, INC.

             Consolidated Condensed Statements of Income (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                      Three Months Ended
                                                         December 31,
                                                 ------------------------------
                                                     1998               1999
                                                 ------------      ------------

Revenue
  Manufacturing ............................     $     14,486      $      1,145
  Gaming ...................................              912               831
  Other ....................................                4               335
                                                 ------------      ------------
   Total revenue ...........................           15,402             2,311

Cost of goods sold
  Manufacturing ............................            7,883               718
  Gaming ...................................              110                52
  Other ....................................                4               184
                                                 ------------      ------------
   Total cost of goods sold ................            7,997               954

Gross profit
  Manufacturing ............................            6,603               427
  Gaming ...................................              802               779
  Other ....................................             --                 151
                                                 ------------      ------------

Total gross profit .........................            7,405             1,357
                                                 ------------      ------------

Selling, general and administrative expenses            4,806             4,403
Research and development costs .............              154               211
Stock based compensation ...................              760              --
Interest expense, net ......................              347               588
                                                 ------------      ------------
   Total operating expenses ................            6,067             5,202
                                                 ------------      ------------

Net income (loss) before income tax benefit
 (expense) .................................            1,338            (3,845)
Income tax (expense) benefit ...............             (490)            1,431
                                                 ------------      ------------

Net income (loss) ..........................     $        848      $     (2,414)
                                                 ============      ============

Earnings (loss) per common share - basic ...     $        .18      $       (.41)
                                                 ============      ============

Earnings (loss) per common share - diluted .     $        .09      $       (.41)
                                                 ============      ============

Weighted average number of common shares
 outstanding -basic ........................        4,655,583         5,885,331
                                                 ============      ============

Weighted average number of common shares
 outstanding - diluted .....................       10,182,096         5,885,331
                                                 ============      ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      LEISURE TIME CASINOS & RESORTS, INC.

             Consolidated Condensed Statements of Income (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                      Six Months Ended
                                                         December 31,
                                                 ------------------------------
                                                     1998               1999
                                                 ------------      ------------

Revenue
  Manufacturing ............................     $     25,632      $      9,617
  Gaming ...................................            3,100             3,015
  Other ....................................              276               775
                                                 ------------      ------------
   Total revenue ...........................           29,008            13,407

Cost of goods sold
  Manufacturing ............................           13,423             5,545
  Gaming ...................................              326               295
  Other ....................................              277               441
                                                 ------------      ------------
   Total cost of goods sold ................           14,026             6,281

Gross profit
  Manufacturing ............................           12,209             4,072
  Gaming ...................................            2,774             2,720
  Other ....................................               (1)              334
                                                 ------------      ------------

Total gross profit .........................           14,982             7,126
                                                 ------------      ------------

Selling, general and administrative expenses            8,919            10,361
Research and development costs .............              391               395
Stock based compensation ...................              760              --
Interest expense, net ......................              565             1,172
                                                 ------------      ------------
   Total operating expenses ................           10,635            11,928
                                                 ------------      ------------

Net income (loss) before income tax benefit
 (expense) .................................            4,347            (4,802)
Income tax (expense) benefit ...............           (1,609)            1,787
                                                 ------------      ------------

Net income (loss) ..........................     $      2,738      $     (3,015)
                                                 ============      ============

Earnings (loss) per common share - basic ...     $        .59      $       (.53)
                                                 ============      ============

Earnings (loss) per common share - diluted .     $        .27      $       (.53)
                                                 ============      ============

Weighted average number of common shares
 outstanding -basic ........................        4,642,753         5,645,247
                                                 ============      ============

Weighted average number of common shares
 outstanding - diluted .....................       10,169,266         5,645,247
                                                 ============      ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      LEISURE TIME CASINOS & RESORTS, INC.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                     Six Months Ended
                                                        December 31,
                                                    --------------------
                                                      1998         1999
                                                    -------      -------
Cash flows from operating activities
  Net income (loss) ...........................     $ 2,738      $(3,015)
                                                    -------      -------
  Adjustments to reconcile net income (loss) to
  cash provided (used) by operating activities
   Issuance of stock options ..................         760         --
   Deferred taxes .............................        (304)      (1,787)
   Depreciation and amortization ..............         884        1,510
   Allowance for doubtful accounts ............        --            100
   Inventory reserve ..........................        --            100
   Loss on disposal of assets .................        --              6
   Changes in certain assets and liabilities
    Receivables ...............................        (629)       1,098
    Net investment in direct financing leases .        --         (1,207)
    Proceeds on sale of direct financing leases        --            392
    Inventories ...............................         (35)        (291)
    Prepaids and other assets .................          83           86
    Accounts payable ..........................       1,506       (2,011)
    Accrued expenses ..........................      (1,003)        (480)
    Income taxes payable ......................       1,844          (10)
    Deferred revenue ..........................        --            (50)
                                                    -------      -------
                                                      3,106       (2,544)
      Net cash provided by (used by) operating
       activities .............................       5,844       (5,559)
                                                    -------      -------

Cash flows from investing activities
  Purchase of property and equipment ..........      (3,100)        (674)
  Other assets ................................        --         (1,619)
  Deposits ....................................        (929)           2
                                                    -------      -------
      Net cash used by investing activities ...      (4,029)      (2,291)
                                                    -------      -------

Cash flows from financing activities
  Proceeds from issuance of common stock, net .        --          6,988
  Preferred stock fees ........................        --           (175)
  Line-of-credit, net .........................        --             38
  Proceeds from notes payable .................       5,327        1,489
  Loan fees ...................................         (29)          (4)
  Payment on notes payable ....................      (3,861)      (3,234)
  Payments on capital leases ..................         (33)         (36)
  Payments on long-term debt ..................        (564)        (560)
                                                    -------      -------
      Net cash (used by) provided by financing
       activities .............................         840        4,506
                                                    -------      -------

Net increase (decrease) in cash ...............       2,655       (3,344)

Cash and cash equivalents - beginning of year .         888        4,145
                                                    -------      -------

Cash and cash equivalents - end of year or
 period .......................................     $ 3,543      $   801
                                                    =======      =======

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      LEISURE TIME CASINOS & RESORTS, INC.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


Non cash investing and financing activities:

During the six month period ended December 31, 1998:
     The Company acquired fixed assets by incurring capital lease obligations in the amount of $277.

     The Company converted $53, of debt to equity by issuing capital stock to the debt holders.

During the six month period ended December 31, 1999:
     The Company converted $3,000 of accounts payable into a short-term note payable.

     The Company issued 523,759 shares of Convertible Series A Preferred Stock to a vendor for a total consideration of $5,238, consisting of the cancellation of a $2,000 promissory note payable, a credit for the payment of interest of $63, a credit for the payment of $70 of interest that the Company might be obligated to pay, a conversion of $558 of accounts payable, and a deposit of $2,547 against future purchases of inventory by the Company from the vendor.

     The Company incurred a transaction fee of $274 related to the issuance of the 523,759 shares of Convertible Series A Preferred Stock and offset the fee against additional paid-in capital. Payment of the fee consisted of $175 in cash and the balance in the form of a promissory note for $99.

     The Company offset $434 of capitalized initial public offering costs, which were paid prior to June 30, 1999, against additional paid-in capital.

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 1 - Summary of Significant Accounting Policies

Organization

Leisure Time Casinos & Resorts, Inc. ("Casinos") was incorporated on February 4, 1993, and was a development stage enterprise until September 1996.

Leisure Time Technology, Inc. (f/k/a U.S. Games, Inc.) ("Technology") is incorporated in Georgia and develops, manufactures and sells video gaming machines. Technology is licensed to manufacture gaming devices for sale to Native American tribes in Kansas, Michigan, Minnesota, Montana, New Mexico, New York, North Carolina and Wisconsin and is in compliance with South Carolina regulations regarding the sale of gaming machines. In addition, Technology is licensed by the state for the sale of gaming devices in Minnesota, Montana and Wisconsin. Technology intends to apply to become licensed to distribute and manufacture gaming devices in Arizona, Mississippi, Louisiana, Michigan, California and Nevada.

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

Leisure Time Hospitality, Inc. is incorporated in Ohio and owns a hotel property that is being redeveloped in the Cleveland metropolitan area. The Company may attempt to sell the property.

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

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 1 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Casinos and its wholly owned subsidiaries, collectively referred to as the Company or Leisure Time. All significant intercompany transactions and balances have been eliminated.

Interim Unaudited Financial Statements

The Company's independent auditors have not audited the accompanying financial statements related to December 31, 1999 and 1998 and the periods then ended. However, in the opinion of management, such financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and six month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results that will be or were achieved for the entirety of their respective calendar years.

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


Note 1 - Summary of Significant Accounting Policies (continued)

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

Reclassifications

Certain amounts in the consolidated condensed financial statements for the three and six months ended December 31,1998 have been reclassified to be consistent with the presentation used for the three and six months ended December 31, 1999.


Note 2 - Commitments and Contingencies

Litigation

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

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 2 - Commitments and Contingencies (continued)

Litigation (continued)

On December 27, 1999 American International Specialty Lines Insurance Co. and A.I. Credit Corp., filed a complaint against Casinos in the United States District Court for the Southern District of New York, Civil Action No. 99 CV12369 alleging that Casinos defaulted on the payment of a note and breach of contract by failing to pay in accordance with the premium finance agreement. Plaintiff requests that it be granted damages in the amount of $2,688,088.54 plus interest at a rate of 7.6% per annum on the note and, in the alternative, $2,773,377.00 plus interest, together with the costs and disbursements of the action, including attorneys fees, for breach of the finance agreement. Casinos has answered the complaint and is awaiting discovery.

On January 26, 2000, Ceronix, Inc. filed a complaint against Technology in the State Court of Gwinnett County, State of Georgia, Civil Action No. 00-C-06277-4, alleging that Technology has failed to pay on an account. Plaintiff requests that it be granted damages in the amount of $135,937 plus interest, attorneys fees and costs of the action. Technology's answer to the Complaint is due to be filed on March 1, 2000.

The Company has received letters and requests from several suppliers relating to unpaid invoices of approximately $500,000. Leisure Time is currently unable to pay these suppliers.

The following lawsuits and legal claims have had no material change in their status since September 30, 1999:

o Civil Action File No. 1:98-CV-3033 alleging that Casinos and Technology had breached an alleged oral employment agreement with James J. Oden, the former Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Technology.

o Civil Action File No.: 3-98-1887-13 between Collins Entertainment Corp. and Technology, including various counterclaims.

o Civil Action File No.: 98-A-97614 between Drews Distributing, Inc. and Technology, including various counterclaims.

It is the Company's policy to vigorously defend litigation, however, The Company has entered into settlements of claims in the past, and may do so in the future, whenever management deems the circumstances appropriate. Any unfavorable outcome related to any outstanding litigation could have a material adverse effect on the financial condition of the Company.

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 3 - Initial Public Offering

Effective September 15, 1999, Casinos completed an initial public offering of 700,000 shares of common stock at a price of $12.00 per share. The net proceeds of the offering to Casinos, after deducting the underwriters' discount and other offering expenses of approximately $1,846, were $6,554. $434 of these expenses had been paid prior to June 30, 1999, and were reflected as deferred initial public offering costs.

In connection with the offering, Casinos entered into an underwriting agreement with the underwriters under which the underwriters received an 8% discount, a 3% non accountable expense allowance and warrants of Casinos. The warrants are to purchase 70,000 shares of common stock of Casinos at $14.40 per share. The warrants expire five years from their issue date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE RISK THAT THE COMPANY WILL NOT REALIZE A SUFFICIENT AMOUNT OF REVENUES TO PAY ITS EXPENSES; THE RISK THAT CALIFORNIA WILL NOT LEGALIZE NATIVE AMERICAN GAMING OR THAT THE COMPANY WILL NOT REALIZE SIGNIFICANT SALES IN CALIFORNIA; THE RISK THAT THE COMPANY WILL NOT BE ABLE TO SATISFY THE DEMANDS OF ITS CREDITORS. RISKS OF PRESSURE FROM COMPETITORS, CHANGES IN ECONOMIC CONDITIONS, OBSOLESCENCE, DECLINING POPULARITY OF EXISTING GAMES, FAILURE OF NEW GAME IDEAS OR CONCEPTS TO BECOME POPULAR, DUPLICATION BY THIRD PARTIES, AND CHANGES IN INTEREST RATES; DEPENDENCE ON SUPPLIERS; CHANGES IN GAMING REGULATIONS AND TAXES; CHANGES IN KEY PERSONNEL; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILE NO. 333-77737. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Leisure Time's largest business segment is the manufacture and sale of video gaming and pulltab machines. The Pot-O-Gold product line comprises Leisure Time's principal product line. Leisure Time also sells a video pulltab machine called the Pulltab Gold. A major component of the Pulltab Gold machine is the replaceable cartridge that contains encrypted electronic pulltabs. Each cartridge has a finite number of pulltabs and, when they are depleted, the cartridge must be returned to Leisure Time to be refilled.

Leisure Time's second largest revenue generating segment has been offshore gaming cruises. Leisure Time currently has two offshore gaming vessels. The first vessel, the Vegas Express, operated offshore gaming cruises from Gloucester, Massachusetts until October 31, 1999. The Vegas Express has been placed in a shipyard for its routine two year inspection required by the United States Coast Guard. Leisure Time's second vessel is the Leisure Lady, which was purchased in January 1997 and since that time has undergone repairs and renovations. Leisure Time also owns the Biloxi Belle, a dockside gaming vessel located on the Mississippi River that is in need of renovation. Leisure Time has retained a broker to attempt to sell the Vegas Express, the Leisure Lady and the Biloxi Belle and might not continue in the offshore gaming cruise business.

Leisure Time's third segment of business is gaming route operations. Gaming route operations involve the installation, operation and servicing of video gaming machines under various types of revenue participation agreements. Currently, Leisure Time's only gaming route operations are in South Carolina and these operations will be discontinued on June 30, 2000.

Leisure Time's fourth segment consists of a hotel overlooking Lake Erie in the Cleveland, Ohio metropolitan area. Until recently, Leisure Time was renovating the hotel. Currently, Leisure Time is offering the hotel for sale.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentages of total revenue of those items included in Leisure Time's consolidated statements of operations.

                                  Three Months Ended      Six Months Ended
                                      December 31,          December 31,
                                  -------------------    ------------------
                                    1998       1999        1998      1999
                                  -------     -------    -------    -------

Total revenue                         100%        100%       100%       100%
Cost of goods sold                     52          41         48         47
                                  -------     -------    -------    -------

Gross profit                           48          59         52         53
Selling, general and
administrative expenses                31         191         31         77
Research and development costs          1           9          1          3
Stock based compensation                5          -           3         -
Interest expense, net                   2          25          2          9
                                  -------     -------    -------    -------

Total operating expenses               39         225         37         89
                                  -------     -------    -------    -------

Income (loss) before income             9        (166)        15        (36)
taxes
Income tax (expense) benefit           (3)         62         (6)        14
                                  -------     -------    -------    -------

Net income (loss)                       6%       (104)%        9%       (22)%
                                  =======     =======    =======    =======

The following chart provides information as to material changes in Leisure Time's statements of operations for the three months ended December 31, 1998 as compared to the same period ended December 31, 1999:

    Statements of       Increase      Percentage
   Operations Item     (Decrease)       Change       Reason for Change
-------------------   ------------   ----------  -------------------------------

Manufacturing          $(13.3)          (92.1)%  Decreased sales in South
revenue                Million                    Carolina due to a South
                                                  Carolina Supreme court ruling
                                                  that determined that gaming
                                                  was illegal in South Carolina.

Offshore gaming        $(.1)             (8.9)%  Decreased due to increased
cruise                 Million                    competition revenue from
                                                  another gaming vessel and the
                                                  discontinuation of service of
                                                  the Vegas Express on October
                                                  31, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

    Statements of       Increase      Percentage
   Operations Item     (Decrease)       Change       Reason for Change
-------------------   ------------   ----------  -------------------------------

Cost of                $(7.2)           (90.9)%  Decreased sales in South
manufacturing revenue  Million                    Carolina.

Cost of offshore       $(.1)            (52.7)%  Decreased due to the
gaming cruise          Million                    discontinuation of service
revenue                                           of the Vegas Express on
                                                  October 31, 1999.

Selling, general and   $(.4)            (8.4)%   Decreased due to the
administrative         Million                    discontinuation of service
expenses                                          of the Vegas Express on
                                                  October 31, 1999, the shutdown
                                                  of the Tulsa, Oklahoma and
                                                  Spartenburg, South Carolina
                                                  offices and the reorganization
                                                  of the Atlanta operations.

Research and           $.1              37.0%    Increased due to the design
development cost       Million                    and development of new
                                                  products for release in
                                                  2000.

Interest expense,      $.2              69.5%    Increased borrowings
net                    Million                    principally related to
                                                  refinancing of the Leisure
                                                  Lady and acquisition of the
                                                  Biloxi Belle, Florida Casino
                                                  Cruises and Leisure Time
                                                  Financial.

Total operating        $(.9)           (14.3)%
expenses               Million

Income taxes           $(1.9)         (392.0)%   Decrease in income resulting
                       Million                    in a decrease in tax
                                                  expense.

Net income (loss)      $(3.3)Million  (384.7)%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

The following chart provides information as to material changes in Leisure Time's statements of operations for the six months ended December 31, 1998 as compared to the same period ended December 31, 1999:


    Statements of       Increase      Percentage
   Operations Item     (Decrease)       Change       Reason for Change
-------------------   ------------   ----------  -------------------------------

Manufacturing          $(16.0)         (62.5)%   Decreased sales in South
revenue                Million                    Carolina due to a South
                                                  Carolina Supreme court ruling
                                                  that determined that gaming
                                                  was illegal in South Carolina.

Offshore gaming        $(.1)            (2.7)%   Decreased due to increased
cruise                 Million                    competition revenue from
                                                  another gaming vessel and the
                                                  discontinuation of service of
                                                  the Vegas Express on October
                                                  31, 1999.

Cost of                $(7.9)          (58.7)%   Decreased sales in South
manufacturing revenue  Million                    Carolina.

Cost of offshore       $0               (9.5)%   Decreased due to the
gaming cruise          Million                    discontinuation of service
revenue                                           of the Vegas Express on
                                                  October 31, 1999.

Selling, general and   $1.4             16.2%    Increased due to additional
administrative         Million                    administrative support for
expenses                                          newly operational entities
                                                  consisting of Leisure Time
                                                  Hospitality, Leisure Time
                                                  Financial and Solutia Gaming

Research and           $0                1.0%    Significant costs in prior
development cost       Million                    period related to the
                                                  development of location
                                                  controllers for the South
                                                  Carolina market while costs in
                                                  this period were due to the
                                                  design and development of new
                                                  products for release in 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)


    Statements of       Increase      Percentage
   Operations Item     (Decrease)       Change       Reason for Change
-------------------   ------------   ----------  -------------------------------

Interest expense,      $.6             107.4%    Increased borrowings
net                    Million                    principally related  to
                                                  refinancing of the Leisure
                                                  Lady and acquisition of the
                                                  Biloxi Belle, Florida
                                                  Casino Cruises and Leisure
                                                  Time Financial

Total operating        $1.3             12.2%
expenses               Million

Income taxes           $(3.4)         (211.1)%   Decrease in income resulting
                       Million                    in a decrease in tax expense

Net income (loss)      $(5.8)Million  (210.1)%

Below is a detailed description of the events which may effect the third quarter results.

RECENT DEVELOPMENTS THAT WILL AFFECT RESULTS FOR THE FORESEEABLE FUTURE

The South Carolina Supreme Court has ruled that the gaming referendum that was to be held on November 2, 1999, in South Carolina is unconstitutional. As a result of the ruling, video gaming will become illegal in South Carolina after June 30, 2000. The ruling will likely eliminate a majority of Leisure Time's future video poker machine sales in South Carolina, adversely impacting Leisure Time's revenue and earnings in the third quarter and for the foreseeable future. The sale of video poker machines in South Carolina accounted for approximately 75%, 39% and 31% of Leisure Time's revenue for the year ended June 30, 1999, the three months ended September 30, 1999, and the three months ended December 31, 1999, respectively. The discontinuance of video poker machine sales in South Carolina also will affect Leisure Time's ability to sell other related products in South Carolina. A South Carolina Department of Revenue spokesperson has stated that all existing video poker machines will not be required to be connected to the state's central monitoring system by February 2, 2000 as previously reported. As a result, the Company will not be able to sell its data communication devices or connectivity chips in South Carolina. The connectivity chip is a basic component of the Company's product and can be used in the normal course of business. The Company is currently seeking new markets for the data communication devices. If a market cannot be found for these devices, the Company may have to write down or write off the value of this inventory, which as of December 31, 1999 was approximately $1,500,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS THAT WILL AFFECT THIRD QUARTER RESULTS (continued)

Leisure Time believes that the majority of the machines in South Carolina will ultimately be converted to redemption games or end up in other gaming jurisdictions. As a result, Leisure Time will attempt to continue to sell software to convert or upgrade games. Leisure Time has signed exclusive distribution agreements with BestCo for Georgia and West Virginia and a distributor agreement for North Carolina. Under the terms of the agreements, BestCo Inc. will distribute Leisure Times redemption gaming machines, boards and software. These products, which range from conversion kits and software upgrades to machines, will focus almost exclusively on the redemption market, where coupons for prizes are distributed to players, upon completion of play. The agreements are three-year agreements, which call for minimum purchases by Bestco of 3,000 units, 5,000 units and 5,000 units, respectively, for the next three years ended June 30. Bestco has placed orders and paid for approximately 800 units of software. The contract is cancelable if certain minimum criteria are not met.

Leisure Time continues to assess the impact of the ruling in South Carolina on its operations and is committed to replacing potential lost sales by pursuing new markets.

In November, 1999, Technology received a manufacturers license from the State of Montana's Department of Justice Gambling Control Division. Accordingly, Technology will be able to conduct business with licensed gambling operators, licensed manufacturers, distributors and non-profit organizations throughout the state.

In conjunction with the approval of the Montana license, Technology has entered into a two-year distribution agreement with Summit Amusements and Distribution LTD. Under the terms of the agreement, Summit Amusements has been appointed a non-exclusive distributor for the sale of Technology's products in Montana. Summit Amusements has agreed to initially purchase 100 Pot O' Gold machines, upon approval of the machines by the state of Montana. Technology is also submitting its new games for review and expects state approval in the near future.

Also, Leisure Time has suspended offshore gaming operations of the Vegas Express, the cruise-to-nowhere gaming vessel located in Gloucester, Massachusetts, effective October 31, 1999. The Vegas Express has been placed in a shipyard for its routine two year inspection required by the United States Coast Guard. As a result, losses should be reduced dramatically for this business segment as the vessel's related operating expenses virtually disappear. Leisure Time has retained a broker to attempt to sell the vessel.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS THAT WILL AFFECT THIRD QUARTER RESULTS (continued)

The loss of the South Carolina market has had a material adverse effect on Leisure Time's revenue and earnings in the first and second quarters of fiscal 2000 and Leisure Time expects to feel the impact of the loss of this key market for the foreseeable future. However, Leisure Time believes that the level of operations in the second quarter was the lowest of the year and that sales should begin to increase on a quarter over quarter basis for the remainder of the year and into fiscal 2001. The third quarter should improve as Leisure Time moves into new markets, begins the introduction of new products, and fulfills orders to existing customers. The fourth quarter results should also improve if sales begin in additional new markets. Leisure Time's third and fourth quarter results are dependent on Leisure Time increasing revenues through increased sales. If Leisure Time is unable to increase revenues, Leisure Time's third and fourth quarters will result in significant loses and Leisure Time's ability to be a going concern will be in doubt.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Leisure Time has funded its operations primarily through revenue generated by the sale of video gaming machines. Leisure Time has acquired its assets, such as the Vegas Express and the Leisure Lady offshore gaming vessels and its hotel property, through long term debt and cash available from operations. As of December 31, 1999, Leisure Time had working capital of approximately $5.0 million. However, since December 31, 1999, Leisure Time has experienced a significant shortfall in working capital as sales have continued to decline.

The following information relates to Leisure Time's sources and uses of cash during the six months ended December 31, 1999.

Leisure Time utilized $5.6 million of cash in operations related primarily to:

      - a net loss of $3.0 million;

      - $1.5 million of depreciation and amortization;

      - a $1.1 million decrease in accounts receivable;

      - a $.8 million net increase in direct financing leases;

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

      - a $2.0 million decrease in accounts payable

      - a $.6 million net decrease in accrued expenses and other; and

      - a $1.8 million increase in deferred tax assets

Leisure Time utilized $2.3 million in cash in investing activities related primarily to:

      - an increase in capitalized software costs; and

      - the purchase of equipment for the manufacturing and gaming segment.

Leisure Time received approximately $4.5 million in cash from financing activities related primarily to:

      - the receipt of net proceeds of approximately $6.8 million from the issuance of common and preferred stock; and

      - the net payout of approximately $2.3 million of short term and long term debt.

Leisure Time believes its current liquidity requirement during the first quarter of calendar year 2000 will primarily be to meet working capital requirements as well as the development and purchase of proprietary gaming machines that have not yet been introduced.

Leisure Time is in default on two monthly payments in the amount of $254,000 on the remaining balance of approximately $7,350,000 of a loan payable to Foothill Capital relating to the offshore gaming vessels. The offshore gaming division has suspended operations as of October 31, 1999 and is currently seeking a buyer for the vessels. Leisure Time has decided to suspend future payments until a buyer can be found and is currently working with Foothill Capital to restructure the loan and is attempting to dispose of the vessels.

Leisure Time is currently in default on one monthly payment in the amount of $37,256 on the remaining balance of approximately $1,367,000 of a loan payable to GE Capital. Leisure Time has decided to suspend future payments until a buyer can be found for the vessel securing the loan.

Leisure Time is currently in default on three monthly payments in the amount of $924,000 on the remaining balance of approximately $2,700,000 of a loan payable to AIG Insurance. AIG Insurance has filed a lawsuit against Leisure Time as a result of the default. Leisure Time is currently negotiating with AIG to extend the note and receive more favorable payment terms.

Cash generated from operations may not be sufficient to meet working capital requirements for the third fiscal quarter of 2000. Therefore, additional debt or equity financing may be required for Leisure Time to satisfy its short term capital needs. If Leisure Time does not generate sufficient cash from operations and if additional debt or equity financing cannot be obtained, Leisure Time may not be able to continue as a going concern.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

Leisure Time's long term liquidity needs will consist primarily of working capital to finance receivables and inventory. Future profits, if any, retained in the business as well as bank debt or additional equity financing will be necessary to pay for these needs. To date, Leisure Time has obtained debt financing from various financial institutions. There can be no assurances that Leisure Time will obtain long term liquidity for the future from these or any other sources. If unable to obtain its long term liquidity, then Leisure Time may have to scale back its long-term growth strategy.

In addition, Leisure Time is reviewing its non-core businesses and may sell off some assets in an attempt to reduce bank debt and improve operating cash flow. Some of the initiatives Leisure Time has currently undertaken include the following:

     - Leisure Time has suspended offshore gaming operations for the Vegas Express, a cruise-to-nowhere gaming vessel that was located in Gloucester, Massachusetts. The Vegas Express has been placed in a shipyard for its routine two year inspection required by the United States Coast Guard. While the vessel is in dry dock, Leisure Time has retained a broker to attempt to sell the Vegas Express and Leisure Time's other gaming vessels, the Leisure Lady and Biloxi Bell.
     - Leisure Time may attempt to sell the hotel, located in Cleveland, Ohio.
     - Leisure Time has reorganized its Atlanta operations to focus on its core businesses.
     - Leisure Time is currently in default of three monthly payments in the amount of $924,000 payable to AIG Insurance. AIG Insurance has filed a lawsuit against Leisure Time as a result of the default. The Company is currently negotiating with AIG to extend the note and receive more favorable payment terms.
     - Leisure Time has decided to suspend payments on the financing for its offshore gaming vessels until a buyer can be found for the vessels. The Company is currently working with one of the financing companies to restructure one of the loans and is attempting to dispose of the vessels.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

Leisure Time has signed exclusive distribution agreements with BestCo for Georgia and West Virginia and a distributor agreement for North Carolina. Under the terms of the agreements, BestCo Inc. will distribute Leisure Time's redemption gaming machines, boards and software. These products, which range from conversion kits and software upgrades to machines, will focus almost exclusively on the redemption market, where coupons for prizes are distributed to players, upon completion of play. The agreements are three-year agreements, which call for minimum purchases by BestCo of 3,000 units, 5,000 units and 5,000 units, respectively, for the next three-years ended June 30. BestCo has placed orders and paid for approximately 800 units of software or approximately $960,000. The agreements are cancelable if certain minimum criteria are not met.

In November, 1999, Leisure Time Technology received a manufacturers license from the State of Montana's Department of Justice Gambling Control Division. Accordingly, Leisure Time Technology will be able to conduct business with licensed gambling operators, licensed manufacturers, distributors and non-profit organizations throughout the state.

In conjunction with the approval of the Montana license, Leisure Time Technology has entered into a two-year distribution agreement with Summit Amusements and Distribution LTD. Under the terms of the agreement, Summit Amusements has been appointed a non-exclusive distributor for the sale of Leisure Time Technology products in Montana. Summit Amusements has agreed to initially purchase 100 Pot O' Gold machines, upon approval of the machines by the state of Montana. Leisure Time Technology is also submitting its new games for review and expects state approval in the near future.

Below is a more detailed description of Leisure Time's plan to develop new markets and secure future revenue:

Leisure Time's objectives are to be a leading provider of video gaming, pulltab and bingo products and related software and to expand its gaming operations to increase recurring revenue. Key strategies to achieve Leisure Time's objectives include:

Increase Installed Base of Pot-O-Gold and other new Product Lines

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

Leisure Time intends to continue increasing its installed base of video gaming and pulltab products by:

     - continuing to market its Pot-O-Gold product line to newly established casinos and route operators both in existing markets and in jurisdictions in which gaming is legalized, including to Native American tribes; One such state is California. A number of California-based Native American tribes currently conduct gaming in California. A constitutional amendment will be submitted to voters in California in March 2000. Leisure Time believes there is currently no organized opposition to the amendment. If adopted, the constitutional amendment, in conjunction with the compacts, will legalize Native American gaming in California. If the constitutional amendment is adopted and the compacts are signed, Leisure Time anticipates that soon thereafter it will begin selling its Pot-O-Gold product line of video gaming machines in California. Leisure Time believes that sales to the various Native American tribes in California could have a material positive effect on Leisure Time's revenue in the fourth fiscal quarter of 2000. Leisure Time expects the California market to be a minimum of a 43,000-machine market. There are currently approximately 15,000 machines operating in the state, a large number of which Leisure Time believes will need to be replaced due to non-compliance with Native Indian Gaming Association minimum requirements. Leisure Time has approximately 3000 machines currently in the market from its previous ownership, with the leading game in the market called "Touch Easy Keno". In addition, Leisure Time is in the process of developing a wide area progressive for linking Touch Easy Keno throughout the California tribal casino's market in order to enable the casino's to award million dollar prizes.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

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

YEAR 2000 COMPLIANCE

Leisure Time has not experienced any year 2000 system failures resulting from internal or external sources. Leisure Time will continue to monitor its system for any year 2000 failures. However, Leisure Time does not expect any such failures.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On October 15, 1999, the former holders of approximately $1,400,000 of 11% convertible promissory notes filed a complaint in the United States District Court for the Northern District of Ohio (Civil Action NO. 1:99CV 2495) against Casinos. The case is entitled Norman J. Levin, Trustee of the Norman J. Levin Trust, et al. v. Leisure Time Casinos & Resorts, Inc. In January 1999, Casinos paid in full the remaining balance of 11% convertible promissory notes after the 11% convertible promissory notes were accelerated as a result of a default in payment by Casinos. The 11% convertible promissory notes were convertible into units consisting of 920,000 shares of Casinos' common stock and warrants to purchase 920,000 shares of Casinos' common stock at a price of $1.75 and 920,000 shares of Casinos' common stock at a price equal to 120% of the offering price of an initial public offering by Casinos. The complaint alleges that Casinos breached the terms of the 11% convertible promissory notes by failing to provide the holders with Casinos' financial statements denying them the benefit of their bargain and unjustly enriching Casinos' rights under the 11% convertible promissory notes. The complaint requests judgment against Casinos in an unspecified amount including all costs and attorneys' fees. Casinos believes that the conversion features of the 11% convertible promissory notes have expired, has filed an answer denying the claims and intends to vigorously defined the lawsuit.

On December 27, 1999 American International Specialty Lines Insurance Co. and A.I. Credit Corp., filed a complaint against Casinos in the United States District Court for the Southern District of New York, Civil Action No. 99 CV12369 alleging that Casinos defaulted on the payment of a note and breach of contract by failing to pay in accordance with the premium finance agreement. Plaintiff requests that it be granted damages in the amount of $2,688,088.54 plus interest at a rate of 7.6% per annum on the note and, in the alternative, $2,773,377.00 plus interest, together with the costs and disbursements of the action, including attorneys fees, for breach of the finance agreement. On January 20, 2000, Casinos was granted leave to plead until February 15, 2000.

On January 26, 2000, Ceronix, Inc. filed a complaint against Technology, in the State Court of Gwinnett County, State of Georgia, Civil Action No. 00-C-06277-4, alleging that Technology has failed to pay on an account. Plaintiff requests that it be granted damages in the amount of $135,937 plus interest, attorneys fees and costs of the action. Technology's answer to the Complaint is due to be filed on March 1, 2000.

Further, Leisure Time has received letters and requests from several suppliers relating to unpaid invoices of approximately $500,000. Leisure Time is currently unable to pay these suppliers.

The following lawsuits and legal claims have had no change in their status since September 30, 1999:

o Civil Action File No. 1:98-CV-3033 alleging that Casinos and Technology had breached an alleged oral employment agreement with James J. Oden, the former Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Technology, Inc.

                           PART II. OTHER INFORMATION


o Civil Action File No.: 3-98-1887-13 between Collins Entertainment Corp. and Technology, including various counterclaims.

o Civil Action File No.: 98-A-97614 between Drews Distributing, Inc. and Technology, including various counterclaims.

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

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable.

(c) The following is information as to all securities of Leisure Time sold by Leisure Time during the six months ended December 31, 1999, which were not registered under the Securities Act of 1933, as amended ("Securities Act"). Leisure Time does not consider issuances of options to employees to purchase Leisure Time's common stock to be sales.

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

Prior to September 15, 1999, Leisure Time had incurred an aggregate of approximately $520,000 of expenses in connection with the offering.

Since September 15, 1999, Leisure Time has incurred an aggregate of approximately $1,326,000 of expenses in connection with the offering, including underwriting discounts ($672,000), expenses paid to or for the underwriter ($232,000), and other expenses of the offering ($422,000). Such amounts were not paid directly or indirectly to the directors, to the officers or to persons owning 10% or more of any class of equity securities of Leisure Time or to affiliates of Leisure Time. Rather, such payments were to others. After deducting the total expenses, Leisure Time received net offering proceeds of approximately $6,554,000. The net offering proceeds have been used for:

     - approximately $5.6 million as working capital, including the payment of accounts payable; and
     - approximately $1.0 million to develop a new Pot-O-Gold line of video game machines and related software.

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS (continued)

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) Leisure Time is in default on two monthly payment in the amount of $254,000 on the remaining balance of approximately $7,350,000 of a loan payable to Foothill Capital relating to the offshore gaming vessels. The offshore gaming division has suspended operations as of October 31, 1999 and is currently seeking a buyer for the vessels. Leisure Time has decided to suspend future payments until a buyer can be found and is currently working with Foothill Capital to restructure the loan and is attempting to dispose of the vessels.

     Leisure Time is currently in default on one monthly payment in the amount of $37,256 on the remaining balance of approximately $1,367,000 of a loan payable to GE Capital. Leisure Time has decided to suspend future payments until a buyer can be found for the vessel securing this loan.

     Leisure Time is currently in default of three monthly payments of $924,000 on the remaining balance of approximately $2,700,000 of a loan payable to AIG Insurance. AIG Insurance has filed a lawsuit against Leisure Time as a result of the default. Leisure Time is currently negotiating with AIG to extend the note and receive more favorable payment terms.

(b)  Not applicable.

ITEM 6.  (a) EXHIBITS

(c)   Exhibits.

27.1  Financial Data Schedule

(b)   Reports on Form 8-K
      A current report on Form 8-K was filed on December 28, 1999, reporting under Item 5 the sale of 523,759 shares of Convertible Series A Preferred Stock by Casinos and related transactions. The documents pertaining to the sale and related transactions were filed under Item 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 14, 2000


                          LEISURE TIME CASINOS & RESORTS, INC.

                             By: /s/ ALAN N. JOHNSON
                             ----------------------------------------
                               Alan N. Johnson, President and
                               Chief Executive Officer

                             By:  /s/ Elden Rance
                             ----------------------------------------
                               Elden Rance, Executive Vice President
                               and Principal Financial Officer

                                INDEX TO EXHIBITS




EXHIBITS

27.1* Financial Data Schedule

-----------

*     Filed herewith