Form 10-Q
period 2000-03-31
LEISURE TIME CASINOS & RESORTS INC
filed 2000-05-22
CIK 907093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended March 31, 2000

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


                         (Registrant's telephone number)

                                 Not Applicable

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

Yes   X       No
    -----        ----

Shares of the registrant's outstanding common stock as of March 31, 2000:


           Class                             Outstanding as of March 31, 2000
--------------------------------             ---------------------------------
Common Stock, $.001 par value                          5,902,018

                      LEISURE TIME CASINOS & RESORTS, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

Page No.

Part I.     Financial Information

Item 1.     Consolidated Condensed Financial Statements

3 Consolidated Condensed Balance Sheets at June 30, 1999 and March 31, 2000 (unaudited)

4 Consolidated Condensed Statements of Operations for the three months ended March 31, 2000 (unaudited) and 1999 (unaudited)

5 Consolidated Condensed Statements of Operations for the nine months ended March 31, 2000 (unaudited) and 1999 (unaudited)

6. Consolidated Condensed Statements of Cash Flows for the nine months ended March 31, 2000 (unaudited) and 1999 (unaudited)

7.          Notes to Consolidated Condensed Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.    Other Information

Item 1.     Legal Proceedings
Item 3.     Defaults Upon Senior Securities
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K

Signatures
Exhibits

                      LEISURE TIME CASINOS & RESORTS, INC.

                      Consolidated Condensed Balance Sheets
               (In Thousands, Except Share and Per Share Amounts)


                                                                    June 30,      March 31,
                                                                      1999          2000
                                                                    --------      --------
                                                                                 (Unaudited)
                                     Assets

Current assets
   Cash and cash equivalents ..................................     $  2,636      $    153
   Trade accounts receivable, net .............................        1,689           965
   Receivable - other .........................................           18          --
   Current portion of net investment in direct financing leases            1          --
   Inventories, net ...........................................       10,643         8,952
   Prepaid expenses and other .................................          905         3,273
   Deferred tax asset - current ...............................          180           180
   Income tax receivable ......................................         --           2,524
   Net assets of discontinued operations (Note 4) .............        7,749          --
                                                                    --------      --------
       Total current assets ...................................       23,821        16,047

Property and equipment, net ...................................        2,859         2,974
Financial interest in collateral (Note 4) .....................        7,423         7,291
Goodwill, net .................................................        4,344         4,881
Non-compete agreement, net ....................................        3,758         3,400
Other assets, net .............................................        1,084         1,565
Deposits ......................................................          124          --
                                                                    --------      --------

Total assets ..................................................     $ 43,413      $ 36,158
                                                                    ========      ========

                      Liabilities and Stockholders' Equity

Current liabilities
   Line-of-credit .............................................     $    960      $  1,021
   Current portion of long-term notes payable .................        7,445         6,725
   Current portion of capital leases ..........................           63          --
   Current portion of other long-term liabilities .............          466           400
   Notes payable - related party ..............................         --             187
   Accounts payable ...........................................        7,157         2,544
   Accrued expenses ...........................................        1,915         1,833
   Income taxes payable .......................................        1,723         1,723
   Net liabilities of discontinued operations (Note 4) ........         --           2,098
                                                                    --------      --------
       Total current liabilities ..............................       19,729        16,531

Long-term liabilities

   Long-term portion of notes payable .........................        6,514         6,703
   Long-term portion of capital leases ........................           93          --
   Deferred income taxes payable ..............................          386           386
   Other long-term liabilities ................................        4,156         3,519
                                                                    --------      --------
       Total long-term liabilities ............................       11,149        10,608

       Total liabilities ......................................       30,878        27,139
                                                                    --------      --------
Commitments and contingencies (Note 2)

Stockholders' equity (Note 3)
 Preferred stock, no par value; 5,000,000
  shares authorized; 523,759 shares
  issued and outstanding at March 31, 1999                              --           4,964
 Common stock, $.001 par value; 45,000,000
  shares authorized; 5,171,829 shares
  issued and outstanding at June 30, 1999,
  5,902,018 shares issued and outstanding
  at March 31, 2000                                                        5             6
   Additional paid-in capital .................................        8,116        14,589
   Common stock subscription ..................................         (240)         (240)
   Retained earnings (deficit) ................................        4,654       (10,300)
                                                                    --------      --------
       Total stockholders' equity .............................       12,535         9,019
                                                                    --------      --------

Total liabilities and stockholders' equity ....................     $ 43,413      $ 36,158
                                                                    ========      ========



                     The accompanying notes are an integral
                      part of these consolidated condensed
                              financial statements.

                      LEISURE TIME CASINOS & RESORTS, INC.

           Consolidated Condensed Statements of Operations (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
                                                                                        1999              2000
                                                                                     -----------      -----------
Revenue ........................................................................     $    15,410      $     1,706
Cost of goods sold .............................................................           8,368            1,368
                                                                                     -----------      -----------
Gross profit ...................................................................           7,042              338
                                                                                     -----------      -----------
Selling, general and administrative expenses ...................................           5,014            1,124
Inventory adjustment ...........................................................            --              1,425
Research and development costs .................................................            (217)             510
Interest expense, net ..........................................................             182              133
Other (income) expense .........................................................            (777)             880
                                                                                     -----------      -----------
     Total operating expenses ..................................................           4,202            4,072
                                                                                     -----------      -----------
Income (loss) from continuing operations before income tax (expense)
 benefit .......................................................................           2,840           (3,734)
Income tax (expense) benefit ...................................................          (1,051)           1,382
                                                                                     -----------      -----------
Income (loss) from continuing operations .......................................           1,789           (2,352)
                                                                                     -----------      -----------
Loss from operations of discontinued operations (Note 4) .......................          (1,975)          (1,569)
Loss on disposal of discontinued  operations  including provision of $2,098
 for operating losses during phase out period (Note 4)                                       --            (7,369)
                                                                                     -----------      -----------
Loss from discontinued operations ..............................................          (1,975)          (8,938)
                                                                                     -----------      -----------

 Net loss ......................................................................     $      (186)     $   (11,290)
                                                                                     ===========      ===========
 Income (loss) from continuing operations per common share - basic .............     $       .38      $      (.40)
                                                                                     ===========      ===========
 Loss from discontinued operations per common share - basic ....................     $      (.42)     $     (1.52)
                                                                                     ===========      ===========
 Loss per common share - basic .................................................     $      (.04)     $     (1.91)
                                                                                     ===========      ===========
 Income (loss) from continuing operations from common share - diluted ..........     $       .23      $      (.40)
                                                                                     ===========      ===========
 Loss from discontinued operations per common share - diluted ..................     $      (.25)     $     (1.52)
                                                                                     ===========      ===========
 Loss per common share - diluted ...............................................     $      (.02)     $     (1.91)
                                                                                     ===========      ===========
 Weighted average number of common shares outstanding - basic ..................       4,664,452        5,900,426
                                                                                     ===========      ===========
 Weighted average number of common shares outstanding - diluted ................       7,944,699        5,900,426
                                                                                     ===========      ===========



                     The accompanying notes are an integral
                      part of these consolidated condensed
                              financial statements.

                      LEISURE TIME CASINOS & RESORTS, INC.

           Consolidated Condensed Statements of Operations (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
                                                                                        1999              2000
                                                                                     -----------      -----------
Revenue ........................................................................     $    41,317      $    11,503
Cost of goods sold .............................................................          22,075            6,982
                                                                                     -----------      -----------
Gross profit ...................................................................          19,242            4,521
                                                                                     -----------      -----------
Selling, general and administrative expenses ...................................           9,436            8,366
Inventory adjustment ...........................................................            --              1,425
Research and development costs .................................................             174              906
Interest expense, net ..........................................................             548              657
                                                                                     -----------      -----------
     Total operating expenses ..................................................          10,158           11,354
                                                                                     -----------      -----------
 Income (loss) from continuing operations before income tax (expense) benefit
                                                                                           9,084           (6,833)
Income tax (expense) benefit ...................................................          (3,361)           2,524
                                                                                     -----------      -----------
Income (loss) from continuing operations .......................................           5,723           (4,309)
                                                                                     -----------      -----------
 Loss from operation of discontinued operations (Note 4) .......................          (2,486)          (3,276)
 Loss on disposal of discontinued  operations  including provision of $2,098
  for operating losses during phase out period (Note 4)                                     --             (7,369)
                                                                                     -----------      -----------
Loss from discontinued operations ..............................................          (2,486)         (10,645)
                                                                                     -----------      -----------
 Net income (loss) .............................................................     $     3,237      $   (14,954)
                                                                                     ===========      ===========
 Income (loss) from continuing operations per common share - basic .............     $      1.23      $      (.75)
                                                                                     ===========      ===========
 Loss from discontinued operations per common share - basic ....................     $      (.53)     $     (1.86)
                                                                                     ===========      ===========
 Net income (loss) per common share - basic ....................................     $       .69      $     (2.61)
                                                                                     ===========      ===========
 Income (loss) from continuing operations per common share - diluted ...........     $       .74      $      (.75)
                                                                                     ===========      ===========
 Loss from discontinued operations per common share - diluted ..................     $      (.32)     $     (1.86)
                                                                                     ===========      ===========
 Net income (loss) per common share - diluted ..................................     $       .42      $     (2.61)
                                                                                     ===========      ===========
 Weighted average number of common shares outstanding - basic ..................       4,663,648        5,730,306
                                                                                     ===========      ===========
 Weighted average number of common shares outstanding - diluted ................       7,726,386        5,730,306
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

                      LEISURE TIME CASINOS & RESORTS, INC.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                                    Nine Months Ended
                                                                         March 31,
                                                                   ----------------------
                                                                     1999          2000
                                                                   --------      --------
Cash flows from operating activities
   Net income (loss) .........................................     $  3,237      $(14,954)
                                                                   --------      --------
   Adjustments to reconcile net income (loss) to cash provided
    (used) by operating activities --
       Inventory adjustment ..................................         --           1,425
       Issuance of stock options .............................        1,400          --
       Assumption of guaranteed customer debt ................         --             400
       Deferred taxes ........................................         (502)         --
       Depreciation and amortization .........................        1,294         1,517
       Changes in certain assets and liabilities
         Receivables .........................................         (753)          743
         Inventories .........................................       (1,623)          266
         Prepaids and other assets ...........................           57          (185)
         Accounts payable ....................................        1,196           (97)
         Accrued expenses ....................................         (903)          (19)
         Income taxes payable ................................        1,947          --
         Income tax receivable ...............................         --          (2,524)
         Notes receivable ....................................           38          --
         Net assets (liabilities) of discontinued
          operations .........................................       (2,876)        9,847
                                                                   --------      --------
                                                                       (725)       11,373
                                                                   --------      --------
                  Net cash provided by (used by) operating
                   activities ................................        2,512        (3,581)
                                                                   --------      --------

   Cash flows from investing activities
     Purchase of property and equipment ......................         (967)       (1,632)
     Other assets ............................................        2,325          (660)
     Deposits ................................................          207           124
                                                                   --------      --------
                  Net cash provided by (used by) investing
                   activities ................................        1,565        (2,168)
                                                                   --------      --------

   Cash flows from financing activities
     Proceeds from issuance of common stock and preferred, net          189         6,988
     Preferred stock fees                                              --            (175)
     Line-of-credit, net .....................................            4            61
     Proceeds from long-term debt ............................        2,937         1,489
     Proceeds from note payable - related party ..............         --             187
     Loan fees ...............................................          (38)         --
     Payment on long-term debt ...............................       (5,490)       (5,128)
     Payments on capital leases ..............................          (27)         (156)
                                                                   --------      --------
                  Net cash (used by) provided by financing
                   activities ................................       (2,425)        3,266
                                                                   --------      --------

   Net increase (decrease) in cash ...........................        1,652        (2,483)

   Cash and cash equivalents - beginning of period ...........          888         2,636
                                                                   --------      --------

   Cash and cash equivalents - end of period .................     $  2,540      $    153
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

                      LEISURE TIME CASINOS & RESORTS, INC.

           Consolidated Condensed Statements of Cash Flows (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


Non cash investing and financing activities:

During the nine month period ending March 31, 1999:
        The Company acquired fixed assets by incurring capital lease obligations in the amount of $107.

        The Company converted $79 (unaudited) of debt to equity by issuing capital stock to the debt holders.

Supplemental disclosure of cash flow information.

        Cash paid for interest was approximately $841 (unaudited).

        Cash paid for income taxes was $529 (unaudited).

        The Company acquired fixed assets by incurring capital lease obligations in the amount of $277.

        The Company converted $53, of debt to equity by issuing capital stock to the debt holders.

During the nine month period ended March 31, 2000:
        The Company converted $3,000 of accounts payable into a short-term note payable. Also, the company converted $958 of accounts payable into a short-term note payable

        The Company issued 523,759 shares of Convertible Series A Preferred Stock to a vendor for a total consideration of $5,238, consisting of the cancellation of a $2,000 promissory note payable, a credit for the payment of interest of $63, a credit for the payment of $70 of interest that the Company might be obligated to pay, a conversion of $558 of accounts payable, and a deposit of $2,547 against future purchases of inventory by the Company from the vendor.

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

Supplemental disclosure of cash flow information:
        Cash paid for interest was approximately $520 (unaudited).

        No cash was paid for income taxes during the period.

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

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 1 - Summary of Significant Accounting Policies

Organization

Leisure Time Casinos & Resorts, Inc. ("Casinos") was incorporated on February 4, 1993, and was a development stage enterprise until September 1996.

Leisure Time Technology, Inc. (f/k/a U.S. Games, Inc.) ("Technology") is incorporated in Georgia and develops, manufactures and sells video gaming machines. Technology is licensed to manufacture gaming devices for sale to Native American tribes in California, Kansas, Michigan, Minnesota, Montana, New Mexico, New York, North Carolina and Wisconsin and is in compliance with South Carolina regulations regarding the sale of gaming machines. In addition, Technology is licensed by the state for the sale of gaming devices in Minnesota, Montana and Wisconsin. Technology's application to become licensed to distribute and manufacture gaming devices in Arizona has been denied. Technology plans to appeal the decision.


Leisure Time Cruise Corporation ("Cruises") was incorporated on October 17, 1997, in the state of Colorado and conducted offshore gaming cruises on the "Vegas Express" gaming vessel from July 1998 until October 31, 1999, when it was placed in drydock. In May 1999, Leisure Express Cruise, LLC, a Colorado limited liability company, acquired Florida Casino Cruises, Inc., the corporation that owns the Vegas Express. Cruises also owns the "Leisure Lady", another gaming vessel that has not been placed in operation. Leisure Belle Cruise, LLC is a Colorado limited liability company that owns a dockside gaming vessel that has not been placed in operation. Leisure Lady Cruise, LLC is a Colorado limited liability company and currently has no operations. Effective March 31, 2000, the Company has decided to discontinue this business segment and is investigating alternatives for disposing the net assets of this segment (Note 4).

Leisure Time Hospitality, Inc. is incorporated in Ohio and owns a hotel property that was being redeveloped in the Cleveland metropolitan area. Effective March 31, 2000, the Company has decided to discontinue this business segment and is investigating alternatives for disposing the net assets of this segment (Note
4).

Leisure Time Gaming, Inc. is incorporated in South Carolina and operates a gaming route.

Leisure Time International, Ltd. is incorporated in Barbados and currently operates as a Foreign International Sales Corp. (FISC).

Leisure Time Financial Corp. (f/k/a RP Capital, Corporation) ("Financial") is incorporated in the state of Minnesota and finances various types of equipment acquisitions under direct financing leases and loans secured by existing equipment and sells leases and loans to financial institutions. Effective March 31, 2000, the Company decided to discontinue this business segment and is expected to cease operations during the next three to six months (Note 4). In May 2000, the Company sold the stock of this business segment back to the previous owner.

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 1 - Summary of Significant Accounting Policies (continued)

Organization (continued)

Solutia Gaming Systems, Inc. is incorporated in Oklahoma has been relocated to Atlanta. The Oklahoma office has been closed.

Principles of Consolidation

The consolidated financial statements include the accounts of Casinos and its wholly owned subsidiaries, collectively referred to as the Company or Leisure Time. All significant intercompany transactions and balances have been eliminated.

Interim Unaudited Financial Statements

The Company's independent auditors have not audited the accompanying financial statements related to March 31, 1999 and 2000 and the periods then ended. However, in the opinion of management, such financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the three and nine month periods ended March 31, 1999 and 2000 are not necessarily indicative of the results that will be or were achieved for the entirety of their respective calendar years.

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures that will normally be made in the Company's Annual Report on Form 10-K. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 1999 included in the Company's Registration Statement on Form S-1 No. 333-77737.

Revenue Recognition

Manufacturing and other revenue is recognized when the product is shipped.

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

Revenue Recognition (continued)

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

Reclassifications

Certain amounts in the consolidated condensed financial statements for the three and nine months ended March 31,1999 have been reclassified to be consistent with the presentation used for the three and nine months ended March 31, 2000.

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 2 - Commitments and Contingencies

Litigation

On October 15, 1999, the former holders of approximately $1,400 of 11% convertible promissory notes filed a complaint in the United States District Court for the Northern District of Ohio (Civil Action No. 1:99CV 2495) against Casinos. The case was entitled Norman J. Levin, Trustee of the Norman J. Levin Trust, et al. v. Leisure Time Casinos & Resorts, Inc. In January 1999, Casinos paid in full the remaining balance of the 11% convertible promissory notes after the 11% convertible promissory notes were accelerated as a result of a default in payment by Casinos. The 11% convertible promissory notes were convertible into units consisting of 920,000 shares of Casinos' common stock and warrants to purchase 920,000 shares of Casinos' common stock at a price of $1.75 and 920,000 shares of Casinos' common stock at a price equal to 120% of the offering price of an initial public offering by Casinos. The complaint alleged that Casinos breached the terms of the 11% convertible promissory notes by failing to provide the holders with Casinos' financial statements denying them the benefit of their bargain and unjustly enriching Casinos' rights under the 11% convertible promissory notes. The complaint requested judgment against Casinos in an unspecified amount including all costs and attorneys' fees. Casinos believed that the conversion features of the 11% convertible promissory notes have expired and filed an answer denying the claims. Casinos settled the lawsuit in March 2000 by agreeing to issue 5,000 shares of Casino's unregistered common stock for each $50,000 loaned by each former noteholder for a total of 115,000 shares. The 115,000 shares were issued in April 2000.

On December 27, 1999 American International Specialty Lines Insurance Co. and A.I. Credit Corp., filed a complaint against Casinos in the United States District Court for the Southern District of New York, (Civil Action No. 99 CV12369) alleging that Casinos defaulted on the payment of a note and breach of contract by failing to pay in accordance with the premium finance agreement. Plaintiff requests that it be granted damages in the amount of $2,688,088.54 plus interest at a rate of 7.6% per annum on the note and, in the alternative, $2,773,377.00 plus interest, together with the costs and disbursements of the action, including attorneys fees, for breach of the finance agreement. The trial is scheduled for September 12, 2000.

On January 26, 2000, Ceronix, Inc. filed a complaint against Technology in the State Court of Gwinnett County, State of Georgia, (Civil Action No. 00-C-06277-4), alleging that Technology has failed to pay on an account. Plaintiff requested that it be granted damages in the amount of $135,937 plus interest, attorneys fees and costs of the action. Technology's answer to the Complaint was filed on May 9, 2000. Ceronix was awarded a judgment in the principal amount of $135,819 on May 9, 2000.

On February 25, 2000, The Property Company of America filed a complaint against Solutia Gaming Systems in the District Court of Tulsa County, State of Oklahoma, (Case No. CJ-000-0848), alleging Solutia Gaming of indebtedness and wrongful possession of real property. Plaintiff requests that it be granted damages in the amount of $10,559 plus late charges accruing at $10 per day from January 10, 2000. The complaint is pending while Solutia is attempting to settle.

On March 8, 2000, Hammond Electronics Inc. filed a complaint against Leisure Time Technology, Inc. in the State Court of Gwinnett County, State of Georgia, (Case No: 00-C-1602-2). Plaintiff requests that it be granted damages in the amount of $116,640 and judgment for $155,427 principal, $4828 pre-judgment interest to date, plus continuing pre-judgment interest and post-judgment interest at a rate of 18% per annum.

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 2 - Commitments and Contingencies (continued)

Litigation (continued)

On April 28, 2000, General Electric Capital Corporation filed a complaint against the Biloxi Belle, her engines, tackle, etc., in rem, and Leisure Belle Cruise, L.L.C. in personam in the U.S. District Court, Eastern District of Louisiana (Civil Action No. 00-1287) alleging that Defendant's breached their obligation under a loan with a principal balance of $1,382,825.

The Plaintiff requests that the Biloxi Belle, her rigging, tackle, apparel, furniture, engines and all other necessaries thereunto appertaining and belonging be condemned and sold to pay the demands and claims.

The Company has received demand letters and requests from several suppliers relating to unpaid invoices of approximately $500,000.

The following lawsuits and legal claims have had no material change in their status since December 31, 1999:

- Civil Action No. 1:98-CV-3033 alleging that Casinos and Technology had breached an alleged oral employment agreement with James J. Oden, the former Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Technology.

- Civil Action No.: 3-98-1887-13 between Collins Entertainment Corp. and Technology, including various counterclaims. A mediation conference is scheduled for June 9, 2000 and the trial is scheduled for June 19, 2000.

-  Civil Action No.: 98-A-9761-4 between Technology and Drews Distributing,
   Inc.

-  Civil Action No.: 99-CP-401068 between Drews Distributing, Inc. and
   Technology.

It is the Company's policy to vigorously defend litigation, however, The Company has entered into settlements of claims in the past, and may do so in the future, whenever management deems the circumstances appropriate. Any unfavorable outcome related to any outstanding litigation could have a material adverse effect on the financial condition of the Company.

Debt Guaranties

During March 2000, a customer defaulted on $400,000 of debt guaranteed by the Company. The lender has notified the Company of its intent to collect from the Company.

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 3 - Stockholders' Equity

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

Preferred Stock Issuance

On December 10, 1999, the Company issued 523,759 shares of convertible Series A preferred stock for forgiveness of indebtedness totaling $5,237,586. The shares are entitled to a dividend of 6% per annum payable on a semi-annual basis beginning June 10, 2000. The dividends are cumulative. Unpaid dividends accumulate at a rate of 12% per annum until paid in full. Subject to prior redemption, the shares are convertible into common stock at a conversion price of $7.875 per share for a maximum of 1,173,867 shares of common stock. In the event of liquidation or dissolution, the holders of these shares are entitled to distributions prior and in preference to holders of common stock.

Other Equity Transactions

The Company issued 23,785 shares for cash during the second quarter. The Company issued 6,404 shares from October 1, 1999 to March 31, 2000 upon the surrender of warrants.

Note 4 - Discontinued Operations

In April 2000, the Company decided to discontinue its offshore gaming cruise, financial and hospitality business segments. The segment is expected to cease operations during the next three to six months. All offshore gaming cruise operations have ceased and related locations have been closed. The renovations on the hotel have ceased.

The Company intends to sell the net assets of the subsidiaries related to the offshore gaming cruise segment and is actively seeking to do so. The stock of the financing segment was sold on May 7, 2000 to a current stockholder and the former owner. The Company intends to sell the hotel business segment to an interested purchaser and is actively seeking to do so.

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 4 - Discontinued Operations

No proceeds have been received related to the discontinued assets as of March 31, 2000.

All employees with the aforementioned divisions have been, or will be terminated or transferred to another division.

The results of operations of the segments are included in the statements of operations and include the following:


                                                      Nine Months Ended
                                                           March 31,
                                                     --------------------
                                                       1999        2000
                                                     -------      -------
Revenues .......................................     $ 3,738      $ 3,611
Total costs and expenses .......................      (6,224)      (6,887)
                                                     -------      -------

 Loss from operations of discontinued operations     $(2,486)     $(3,276)
                                                     =======      =======

The loss of the disposition of the segments has been accounted for as discontinued operations and includes:

                                                          Loss on
                                                       Discontinued
                                                        Operations
                                                        ----------
 Estimated loss on disposal and carrying value
  of net assets in excess of anticipated proceeds .     $(5,271)

 Estimated loss from operations of the discontinued
  divisions for the period April 20, 2000 through
  September 2000 ..................................      (2,098)
                                                        -------
Total disposal costs ..............................      (7,369)
                                                        -------

Loss on disposal of discontinued business .........     $(7,369)
                                                        =======


The components of the loss on disposal of the offshore gaming cruise, financing and hospitality segments were based on reasonable estimates and assumptions that management believes are adequate; however, actual amounts may differ from these estimates.

The Company has guaranteed the outstanding debt from a financial institution related to the vessels that operated in the offshore gaming cruise segment. The Company continues to seek an interested buyer to acquire the assets and assume the debt related to the offshore gaming cruise segment. As such, the Company has not removed the indebtedness from the accompanying financial statements and has recorded an asset of equal value to the debt titled financial interest in collateral.

                      LEISURE TIME CASINOS & RESORTS, INC.

              Notes to Consolidated Condensed Financial Statements
               (In Thousands, Except Share and Per Share Amounts)


Note 4 - Discontinued Operations (continued)

The carrying value of net assets of discontinued operations at June 30, 1999 and March 31, 2000 is based on estimated future cash flows associated with the assets.


                                                    June 30,     March 31,
                                                     1999          2000
                                                   --------      --------
                                     Assets


Cash .........................................     $  1,509      $    144
Receivables ..................................        3,988         3,290
Machinery and equipment, net .................        5,583         1,232
Other assets .................................        1,682           434
                                                   --------      --------

Total assets .................................     $ 12,762      $  5,100
                                                   ========      ========

                                   Liabilities


Notes payable ................................     $ (3,607)     $ (3,315)
Accrued liabilities and other expenses .......       (1,406)       (1,785)
Provision for losses on disposal of
 discontinued operations .....................         --          (2,098)
                                                   --------      --------

Total liabilities ............................     $ (5,013)     $ (7,198)
                                                   ========      ========

Net assets (liabilities) of discontinued
 operations ..................................     $  7,749      $ (2,098)
                                                   ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE RISK THAT THE COMPANY WILL NOT REALIZE A SUFFICIENT AMOUNT OF REVENUES TO PAY ITS EXPENSES; THE RISK THAT THE COMPANY WILL NOT REALIZE SIGNIFICANT SALES IN CALIFORNIA, MONTANA OR OTHER JURISDICTIONS; THE RISK THAT THE COMPANY WILL NOT BE ABLE TO SATISFY THE DEMANDS OF ITS CREDITORS; RISKS OF PRESSURE FROM COMPETITORS, CHANGES IN ECONOMIC CONDITIONS, OBSOLESCENCE, DECLINING POPULARITY OF EXISTING GAMES, FAILURE OF NEW GAME IDEAS OR CONCEPTS TO BECOME POPULAR, DUPLICATION BY THIRD PARTIES, AND CHANGES IN INTEREST RATES; DEPENDENCE ON SUPPLIERS; CHANGES IN GAMING REGULATIONS AND TAXES; CHANGES IN KEY PERSONNEL; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILE NO. 333-77737.

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

Leisure Time's second largest revenue generating segment has been offshore gaming cruises. Leisure Time currently has two offshore gaming vessels. The first vessel, the Vegas Express, operated offshore gaming cruises from Gloucester, Massachusetts until October 31, 1999. The Vegas Express has been placed in a shipyard for its routine two year inspection required by the United States Coast Guard. Leisure Time's second vessel is the Leisure Lady, which was purchased in January 1997 and since that time has undergone repairs and renovations. Leisure Time also owns the Biloxi Belle, a dockside gaming vessel located on the Mississippi River that is in need of renovation. Effective March 31, 2000, the Company has decided to discontinue this business segment and is investigating alternatives for disposing of the net assets of this segment.

Leisure Time's third segment of business is gaming route operations. Gaming route operations involve the installation, operation and servicing of video gaming machines under various types of revenue participation agreements. Currently, Leisure Time's only gaming route operations are in South Carolina and these operations will be discontinued on June 30, 2000.

Leisure Time's fourth segment consists of a hotel overlooking Lake Erie in the Cleveland, Ohio metropolitan area. Until recently, Leisure Time was renovating the hotel. Effective March 31, 2000, the Company has decided to discontinue this business segment and is investigating alternatives for disposing of the net assets of this segment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentages of total revenue of those items included in Leisure Time's consolidated statements of operations.


                                                Three Months Ended   Nine Months Ended
                                                     March 31,            March 31,
                                                ------------------   -------------------
                                                 1999       2000       1999       2000
                                                -------   --------   --------   --------
Total revenue ..............................      100%       100%       100%       100%
Cost of goods sold .........................       54         80         53         61
                                                 ----       ----       ----       ----

Gross profit ...............................       46         20         47         39

Selling, general and administrative expenses
                                                   33         66         24         73
Inventory adjustment .......................     --           83       --           12
Research and development costs .............       (1)        30       --            8
Other (income) expense .....................       (5)        52       --         --
Interest expense, net ......................        1          8          1          6
                                                 ----       ----       ----       ----
         Total operating expenses ..........       28        239         25         99
                                                 ----       ----       ----       ----

Income (loss) from continuing operations
 before income tax (expense) benefit
                                                   18       (219)        22        (60)
Income tax (expense) benefit ...............       (7)        81         (8)        22
                                                 ----       ----       ----       ----

Income (loss) from continuing operations ...       11       (138)        14        (38)

Loss from discontinued operations ..........      (13)      (524)        (6)       (92)
                                                 ----       ----       ----       ----

Net income (loss) ..........................       (2)%     (662)%        8%      (130)%
                                                 ====       ====       ====       ====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

The following chart provides information as to material changes in Leisure Time's statements of operations for the three months ended March 31, 1999 as compared to the same period ended March 31, 2000:


                                  Increase
     Statements of               (Decrease)     Percentage
    Operations Item               Millions        Change           Reason for Change
------------------------      ---------------  -----------   ----------------------------

 Revenue                           $(13.7)       (88.9)%       Decreased sales in South
                                                                Carolina due to a South
                                                                Carolina Supreme court
                                                                ruling that determined
                                                                that gaming was illegal
                                                                in South Carolina.

 Cost of goods sold                $ (7.0)       (83.6)%       Decreased sales in South
                                                                Carolina.

Selling, general and
 administrative expen              $ (3.9)       (77.6)%       Decreased due to the
                                                                discontinuation of service
                                                                of the Vegas Express on
                                                                October 31, 1999, the
                                                                shutdown of the Tulsa,
                                                                Oklahoma and Spartenburg,
                                                                South Carolina offices and
                                                                the reorganization of the
                                                                Atlanta operations.

Inventory adjustment               $  1.4          100 %       Increase due to the write down
                                                                of inventory associated with
                                                                the South Carolina Supreme Court
                                                                ruling that determined that
                                                                gaming was illegal in South
                                                                Carolina.

Research and
 development cost                  $   .7          335 %       Increased due to the design and
                                                                development of new products for
                                                                release in 2000.

Interest expense, net              $ (.05)        26.9 %

Total operating expenses           $  (.1)        (3.1)%

Income taxes                       $ (2.4)      (231.5)%       Decrease in income resulting in
                                                                a decrease in tax expense.

Net loss from continuing
 operations                        $  4.1        231.5 %       Decrease due to write down of
                                                                obsolete inventory of $1.4 million,
                                                                guarantee of debt of $.4 million,
                                                                and decreased sales of $2.3 million
                                                                due to South Carolina ruling.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

The following chart provides information as to material changes in Leisure Time's statements of operations for the three months ended March 31, 1999 as compared to the same period ended March 31, 2000:


                                  Increase
     Statements of               (Decrease)     Percentage
    Operations Item               Millions        Change           Reason for Change
------------------------      ---------------  -----------   ----------------------------


Loss from discontinued
 operations                          $7           352.6%      Increased due to loss estimated
                                                               to be incurred related to the
                                                               disposal of the discontinued
                                                               entities

Net loss                          $11.1          5969.9%



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

The following chart provides information as to material changes in Leisure Time's statements of operations for the nine months ended March 31, 1999 as compared to the same period ended March 31, 2000:


                                  Increase
     Statements of               (Decrease)     Percentage
    Operations Item               Millions        Change           Reason for Change
------------------------      ---------------  -----------   ----------------------------


Manufacturing revenue              $(26.1)        (63.2)     Decreased sales in South Carolina
                                                              due to a South Carolina Supreme
                                                              court ruling that determined that
                                                              gaming was illegal in South Carolina.



Cost of manufacturing
 revenue                           $(15.1)        (68.4)     Decreased sales in South Carolina.



Selling, general and
 administrative expenses            $(1.1)        (11.3)%    Decrease due to the discontinuation of
                                                              service of the Vegas Express on
                                                              October 31, 1999, the shut down of the
                                                              Tulsa, Oklahoma and Spartenburg, South
                                                              Carolina offices and the reorganization
                                                              of the Atlanta operations.



Inventory adjustment                $ 1.4           100 %     Increase due to the write down of
                                                               inventory associated with the South
                                                               Carolina Supreme Court ruling that
                                                               determined that gaming was illegal
                                                               in South Carolina.



Research and development cost       $  .7         420.7 %     Significant costs in prior period
                                                               related to the development of location
                                                               controllers for the South Carolina market
                                                               while costs in this period were due to
                                                               the design and development of new products
                                                               previously released or to be released in
                                                               2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

The following chart provides information as to material changes in Leisure Time's statements of operations for the nine months ended March 31, 1999 as compared to the same period ended March 31, 2000:


                                  Increase
     Statements of               (Decrease)     Percentage
    Operations Item               Millions        Change           Reason for Change
------------------------      ---------------  -----------   ----------------------------

Interest expense, net                $   .1         19.9%

Total operating expenses             $  1.2         11.8%

Income taxes                         $ (5.9)       175.1%     Decrease in income resulting
                                                               in a decrease in tax expense.

Net loss from continuing
 operations                          $   10        175.3%     Decrease due to writedown of
                                                                obsolete inventory of $1.4
                                                                million, guarantee of debt
                                                                of $.4 million, and decreased
                                                                sales of $8.2 million due to
                                                                South Carolina ruling.

Loss from discontinued operations    $  8.2        328.2%     Increased due to loss estimated
                                                               to be incurred related to the
                                                               disposal of the discontinued
                                                               entities.

Net loss                             $ 18.2          562%

Below is a detailed description of the events which may effect the fourth quarter results.

RECENT DEVELOPMENTS THAT WILL AFFECT RESULTS FOR THE FORESEEABLE FUTURE

The South Carolina Supreme Court has ruled that the gaming referendum that was to be held on November 2, 1999, in South Carolina is unconstitutional. As a result of the ruling, video gaming will become illegal in South Carolina after June 30, 2000. The ruling will likely eliminate a majority of Leisure Time's future video poker machine sales in South Carolina, adversely impacting Leisure Time's revenue and earnings in the fourth quarter and for the foreseeable future. The sale of video poker machines in South Carolina accounted for approximately 75%, 39%, 31% and 27% of Leisure Time's revenue for the year ended June 30, 1999 and the three months ended September 30, 1999, December 31, 1999 and March 31, 2000, respectively. The discontinuance of video poker machine sales in South Carolina also will affect Leisure Time's ability to sell other related products in South Carolina. A South Carolina Department of Revenue spokesperson has stated that all existing video poker machines will not be required to be connected to the state's central monitoring system by February 2, 2000 as previously reported. As a result, the Company will not be able to sell its data communication devices or connectivity chips in South Carolina. The connectivity chip is a basic component of the Company's product and can be used in the normal course of business.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (continued)

Leisure Time believes that the majority of the machines in South Carolina will ultimately be converted to redemption games or end up in other gaming jurisdictions. As a result, Leisure Time will attempt to continue to sell software to convert or upgrade games. Solutia has signed exclusive distribution agreements with BestCo for Georgia and West Virginia and a distributor agreement for North Carolina. Under the terms of the agreements, BestCo. Inc. will distribute Leisure Time's redemption gaming machines, boards and software. These products, which range from conversion kits and software upgrades to machines, will focus almost exclusively on the redemption market, where coupons for prizes are distributed to players, upon completion of play. The agreements are three-year agreements, which call for minimum purchases by Bestco of 3,000 units, 5,000 units and 5,000 units, respectively, for the next three years ended June 30. Bestco has placed orders and paid for approximately 1,050 units of software. The contract is cancelable if certain minimum criteria are not met.

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

In conjunction with the approval of the Montana license, Technology has entered into a two-year distribution agreement with Summit Amusements and Distribution LTD. Under the terms of the agreement, Summit Amusements has been appointed a non-exclusive distributor for the sale of Technology's products in Montana. Summit Amusements agreed to purchase 100 Pot O' Gold machines, upon approval of the machines by the state of Montana, which occurred March 30, 2000. Technology is also submitting its new games for review and expects state approval in the near future.

Also, Leisure Time has suspended offshore gaming operations of the Vegas Express, the cruise-to-nowhere gaming vessel located in Gloucester, Massachusetts, effective October 31, 1999. The Vegas Express has been placed in a shipyard for its routine two year inspection required by the United States Coast Guard. As a result, losses should be reduced dramatically for this business segment as the vessel's related operating expenses virtually disappear. The Company intends to sell this segment and is actively seeking to do so.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS THAT WILL AFFECT RESULTS FOR THE FORESEEABLE FUTURE

The loss of the South Carolina market has had a material adverse effect on Leisure Time's revenue and earnings in the first, second and third quarters of fiscal 2000 and Leisure Time expects to feel the impact of the loss of this key market for the foreseeable future. However, Leisure Time believes that the level of operations in the second quarter was the lowest of the year and that sales should begin to increase on a quarter over quarter basis for the remainder of the year and into fiscal 2001. The fourth quarter should improve as Leisure Time moves into new markets, begins the introduction of new products, and fulfills orders to existing customers. Leisure Time's fourth quarter results are dependent on Leisure Time increasing revenues through increased sales. If Leisure Time is unable to increase revenues, Leisure Time's fourth quarter will result in significant loses and Leisure Time's ability to be a going concern will be in doubt.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Leisure Time has funded its operations primarily through revenue generated by the sale of video gaming machines. Leisure Time has acquired its assets, such as the Vegas Express and the Leisure Lady offshore gaming vessels and its hotel property, through long term debt and cash available from operations. As of March 31, 2000, Leisure Time had negative working capital of approximately $(.5) million.

The following information relates to Leisure Time's sources and uses of cash during the nine months ended March 31, 2000.

Leisure Time utilized $3.6 million of cash in operations related primarily to:

         - a net loss of $14.9 million;

         - a $1.4 million decrease due to the inventory write down;

         - $1.5 million of depreciation and amortization;

         - a $.7 million decrease in accounts receivable;

         - a $.2 million increase in prepaids and other assets;

         - a $.1 million decrease in accounts payable

         - a $.4 million net decrease in accrued expenses and other; and debt guarantee

         - a $2.5 million increase in income taxes receivable

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

Leisure Time utilized $2.2 million in cash in investing activities related primarily to:

         - an increase in capitalized software costs; and

         - the purchase of equipment for the manufacturing and gaming segment.

Leisure Time received approximately $3.3 million in cash from financing activities related primarily to:

         - the receipt of net proceeds of approximately $7 million from the issuance of common and preferred stock; and

         - the net payout of approximately $3.7 million of short term and long term debt.

Leisure Time believes its current liquidity requirement during the fourth quarter of calendar year 2000 will primarily be to meet working capital requirements as well as the development and purchase of proprietary gaming machines that have not yet been introduced.

Leisure Time is in default on five monthly payments approximating $635,000 on the remaining balance of approximately $7,350,000 of a loan payable to Foothill Capital relating to the offshore gaming vessels. The offshore gaming division has suspended operations as of October 31, 1999 and is currently seeking a buyer for the vessels. Leisure Time has decided to suspend future payments until a buyer can be found and is currently working with Foothill Capital to restructure the loan and is attempting to dispose of the vessels.

Leisure Time is currently in default on four monthly payments approximating $149,024 on the remaining balance of approximately $1,367,000 of a loan payable to GE Capital. Leisure Time has decided to suspend future payments until a buyer can be found for the vessel securing the loan. GE Capital has filed a lawsuit as a result of the default.

Leisure Time is currently in default on six monthly payments approximating $1,848,000 on the remaining balance of approximately $2,700,000 of a loan payable to AIG Insurance. AIG Insurance has filed a lawsuit against Leisure Time as a result of the default. Leisure Time is currently negotiating with AIG to extend the note and receive more favorable payment terms.

Cash generated from operations may not be sufficient to meet working capital requirements for the fourth fiscal quarter of 2000. Therefore, additional debt or equity financing may be required for Leisure Time to satisfy its short term capital needs. If Leisure Time does not generate sufficient cash from operations and if additional debt or equity financing cannot be obtained, Leisure Time may not be able to continue as a going concern.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

Leisure Time's long term liquidity needs will consist primarily of working capital to finance receivables and inventory. Future profits, if any, retained in the business as well as bank debt or additional equity financing will be necessary to pay for these needs. To date, Leisure Time has obtained debt financing from various financial institutions. There can be no assurances that Leisure Time will obtain long term liquidity for the future from these or any other sources. If unable to obtain its long term liquidity, then Leisure Time will have to scale back its long-term growth strategy.

In addition, Leisure Time is reviewing its non-core businesses and is attempting to sell off some assets in an attempt to reduce bank debt and improve operating cash flow. Some of the initiatives Leisure Time has currently undertaken include the following:

- Leisure Time has suspended offshore gaming operations for the Vegas Express, a cruise-to-nowhere gaming vessel that was located in Gloucester, Massachusetts. The Vegas Express has been placed in a shipyard for its routine two year inspection required by the United States Coast Guard. Effective March 31, 2000, the Company has decided to discontinue offshore gaming operations and is investigating alternatives for disposing of the net assets of the offshore gaming operations.
- Leisure Time is attempting to sell the hotel, located in Cleveland, Ohio.
- Leisure Time has reorganized its Atlanta operations to focus on its core businesses.
- Leisure Time is currently in default of six monthly payments in the amount of $1,848,000 payable to AIG Insurance. AIG Insurance has filed a lawsuit against Leisure Time as a result of the default. The Company is currently negotiating with AIG to extend the note and receive more favorable payment terms.
- Leisure Time has decided to suspend payments on the financing for its offshore gaming vessels until a buyer can be found for the vessels. The Company is currently working with one of the financing companies to restructure one of the loans and is attempting to dispose of the vessels.

Solutia has signed exclusive distribution agreements with BestCo for Georgia and West Virginia and a distributor agreement for North Carolina. Under the terms of the agreements, BestCo Inc. will distribute Leisure Time's redemption gaming machines, boards and software. These products, which range from conversion kits and software upgrades to machines, will focus almost exclusively on the redemption market, where coupons for prizes are distributed to players, upon completion of play. The agreements are three-year agreements, which call for minimum purchases by BestCo of 3,000 units, 5,000 units and 5,000 units, respectively, for the next three-years ended June 30. BestCo has placed orders and paid for approximately 1,050 units of software or approximately $1,259,000. The agreements are cancelable if certain minimum criteria are not met.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

In conjunction with the approval of the Montana license, Leisure Time Technology has entered into a two-year distribution agreement with Summit Amusements and Distribution LTD. Under the terms of the agreement, Summit Amusements has been appointed a non-exclusive distributor for the sale of Leisure Time Technology products in Montana. Summit Amusements agreed to purchase 100 Pot O' Gold machines, upon approval of the machines by the state of Montana which occurred on March 30, 2000. Leisure Time Technology is also submitting its new games for review and expects state approval in the near future.

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

Increase Installed Base of Pot-O-Gold and other new Product Lines

Leisure Time intends to continue increasing its installed base of video gaming and pulltab products by:

        - continuing to market its Pot-O-Gold product line to newly established casinos and route operators both in existing markets and in jurisdictions in which gaming is legalized, including to Native American tribes; One such state is California where a number of California-based Native American tribes currently conduct gaming in California. A constitutional amendment was adopted by the voters in California in March 2000. In May 2000, the constitutional amendment, in conjunction with the compacts, legalized Native American gaming in California when a list of compacts with Native American tribes was published in the Federal Register. Leisure Time anticipates that it can now begin selling its Pot-O-Gold product line of video gaming machines in California. Leisure Time believes that sales to the various Native American tribes in California could have a material positive effect on Leisure Time's revenue in the fourth fiscal quarter of 2000. There are currently approximately 15,000 machines operating in the state, a large number of which Leisure Time believes will need to be replaced due to non-compliance with Native Indian Gaming Association minimum requirements. Leisure Time has approximately 3000 machines currently in the market from its previous ownership, with the leading game in the market called "Touch Easy Keno". In addition, Leisure Time is in the process of developing a wide area progressive for linking Touch Easy Keno throughout the California tribal casino's market in order to enable the casino's to award million dollar prizes.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On October 15, 1999, the former holders of approximately $1,400 of 11% convertible promissory notes filed a complaint in the United States District Court for the Northern District of Ohio (Civil Action No. 1:99CV 2495) against Casinos. The case was entitled Norman J. Levin, Trustee of the Norman J. Levin Trust, et al. v. Leisure Time Casinos & Resorts, Inc. In January 1999, Casinos paid in full the remaining balance of the 11% convertible promissory notes after the 11% convertible promissory notes were accelerated as a result of a default in payment by Casinos. The 11% convertible promissory notes were convertible into units consisting of 920,000 shares of Casinos' common stock and warrants to purchase 920,000 shares of Casinos' common stock at a price of $1.75 and 920,000 shares of Casinos' common stock at a price equal to 120% of the offering price of an initial public offering by Casinos. The complaint alleged that Casinos breached the terms of the 11% convertible promissory notes by failing to provide the holders with Casinos' financial statements denying them the benefit of their bargain and unjustly enriching Casinos' rights under the 11% convertible promissory notes. The complaint requested judgment against Casinos in an unspecified amount including all costs and attorneys' fees. Casinos believed that the conversion features of the 11% convertible promissory notes have expired and filed an answer denying the claims.

Casinos settled the lawsuit in March 2000 by agreeing to issue 5,000 shares of Casino's unregistered common stock for each $50,000 loaned by each former noteholder for a total of 115,000 shares. The 115,000 shares were issued in April 2000.

On December 27, 1999 American International Specialty Lines Insurance Co. and A.I. Credit Corp., filed a complaint against Casinos in the United States District Court for the Southern District of New York, (Civil Action No. 99 CV12369) alleging that Casinos defaulted on the payment of a note and breach of contract by failing to pay in accordance with the premium finance agreement. Plaintiff requests that it be granted damages in the amount of $2,688,088 plus interest at a rate of 7.6% per annum on the note and, in the alternative, $2,773,377 plus interest, together with the costs and disbursements of the action, including attorneys fees, for breach of the finance agreement. Casino has filed an answer and has requested interrogatories and production of documents. The trial is scheduled for September 12, 2000.

On January 26, 2000, Ceronix, Inc. filed a complaint against Technology, in the State Court of Gwinnett County, State of Georgia, (Civil Action No. 00-C-06277-4), alleging that Technology has failed to pay on an account. Plaintiff requests that it be granted damages in the amount of $135,937 plus interest, attorneys fees and costs of the action. Technology's is attempting a negotiated settlement. Ceronix was awarded a judgment in the principal amount $135,819 on May 9, 2000.

On February 25, 2000, The Property Company of America filed a complaint against Solutia Gaming Systems in the District Court of Tulsa County, State of Oklahoma, (Case No. CJ-000-0848), alleging Solutia Gaming of indebtedness and wrongful possession of real property. Plaintiff requests that it be granted damages in the amount of $10,559 plus late charges accruing at $10 per day from January 10, 2000. The complaint is pending while Solutia is attempting to settle.

On March 8, 2000, Hammond Electronics Inc. filed a complaint against Leisure Time Technology, Inc. in the State Court of Gwinnett County, State of Georgia, (Case No: 00-C-1602-2). Plaintiff requests that it be granted damages in the amount of $116,640 and judgment for $155,427 principal, $4828 pre-judgment interest to date, plus continuing pre-judgment interest and post-judgment interest at a rate of 18% per annum.

On April 28, 2000, General Electric Capital Corporation filed a complaint against the Biloxi Belle, her engines, tackle, etc., in rem, and Leisure Belle Cruise, L.L.C. in personam in the U.S. District Court, Eastern District of Louisiana (Civil Action No. 00-1287) alleging that Defendant's breached their obligation under a loan with a principal balance of $1,382,825.

The Plaintiff requests that the Biloxi Belle, her rigging, tackle, apparel, furniture, engines and all other necessaries thereunto appertaining and belonging be condemned and sold to pay the demands and claims.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS (continued)

Further, Leisure Time has received letters and requests from several suppliers relating to unpaid invoices of approximately $500,000. Leisure Time is currently unable to pay these suppliers.

The following lawsuits and legal claims have had no material change in their status since September 30, 1999:

- Civil Action No. 1:98-CV-3033 alleging that Casinos and Technology had breached an alleged oral employment agreement with James J. Oden, the former Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of Technology, Inc.

- Civil Action No.: 3-98-1887-13 between Collins Entertainment Corp. and Technology, including various counterclaims. A mediation conference is scheduled for June 9, 2000 and the trial is scheduled for June 19, 2000.

-  Civil Action No.: 98-A-9761-4 between Technology and Drews Distributing, Inc.

-  Civil Action No.: 99-CP-401068 between Drews Distributing, Inc. and
   Technology.

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

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) and (b) not applicable.

(c) The following is information as to all securities of Leisure Time sold by Leisure Time during the nine months ended March 31, 2000, which were not registered under the Securities Act of 1933, as amended ("Securities Act"). Leisure Time does not consider issuances of options to employees to purchase Leisure Time's common stock to be sales.

Between October 1, 1999 and March 31, 2000, Leisure Time issued 6,404 shares of its common stock upon exercise of outstanding warrants that had previously been issued to Paul F. Frymark. Mr. Frymark exercised the warrants by surrendering the right to exercise the warrants for an aggregate number of shares having fair market values on the dates of exercise equal to the exercise prices of the warrants. Leisure Time issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Mr. Frymark had available to him all material information concerning Leisure Time. The certificate evidencing the common stock bears a restrictive legend under the Securities Act. No underwriter was involved in the transaction.

On October 15, 1999, the former holders of approximately $1,400 of 11% convertible promissory notes filed a complaint in the United States District Court for the Northern District of Ohio (Civil Action No. 1:99CV 2495) against Casinos. The case was entitled Norman J. Levin, Trustee of the Norman J. Levin Trust et al. v. Leisure Time Casinos & Resorts, Inc. In January 1999, Leisure Time paid in full the remaining balance of the 11% convertible promissory notes after the 11% convertible promissory notes were accelerated as a result of a default in payment by Leisure Time. The the 11% convertible promissory notes were convertible into units consisting of 920,000 shares of Leisure Times' common stock and warrants to purchase 920,000 shares of Leisure Time's common stock at a price of $1.75 and 920,000 shares of Leisure Times' common stock at a price equal to 120% of the offering price of an initial public offering by Leisure Time. The complaint alleged that Leisure Time breached the terms of the 11% convertible promissory notes by failing to provide the holders with Leisure Times' financial statements denying them the benefit of their bargain and unjustly enriching Leisure Times' rights under the 11% convertible promissory notes. The complaint requested judgment against Leisure Time in an unspecified amount including all costs and attorneys' fees. Leisure Time believed that the conversion features of the 11% convertible promissory notes had expired and filed an answer denying the claims. Leisure Time settled the lawsuit in March 2000 by agreeing to issue 5,000 shares of Leisure Times' unregistered common stock for each $50,000 loaned by each former noteholder for a total of 115,000 shares. The 115,000 shares were issued in April 2000. Leisure Time issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and in reliance on Regulation D adopted under the Securities Act. A Form D was filed. The noteholders had available to them all material information concerning Leisure Time. The certificates evidencing the common stock bear a restrictive legend under the Securities Act. No underwriter was involved in the transaction.

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) Leisure Time is in default on five monthly payments in the amount of $635,000 on the remaining balance of approximately $7,350,000 of a loan payable to Foothill Capital relating to the offshore gaming vessels. The offshore gaming division has suspended operations as of October 31, 1999 and is currently seeking a buyer for the vessels. Leisure Time has decided to suspend future payments until a buyer can be found and is currently working with Foothill Capital to restructure the loan and is attempting to dispose of the vessels.

     Leisure Time is currently in default on three monthly payments in the amount of $111,768 on the remaining balance of approximately $1,367,000 of a loan payable to GE Capital. Leisure Time has decided to suspend future payments until a buyer can be found for the vessel securing this loan. GE Capital has filed a lawsuit as a result of the default.

     Leisure Time is currently in default of six monthly payments of $1,848,000 on the remaining balance of approximately $2,700,000 of a loan payable to AIG Insurance. AIG Insurance has filed a lawsuit against Leisure Time as a result of the default. Leisure Time is currently negotiating with AIG to extend the note and receive more favorable payment terms.

(b)  Not applicable.


ITEM 5.  OTHER INFORMATION

In November 1999, Technology received a manufacturers license from the State of Montana's Department of Justice Gambling Control Division. In April 20, 2000, Technology received approvals from the State of Montana to begin selling its Pot-O-Gold multi-game machines in Montana. The approvals from the State of Montana Department of Justice - Gambling Control Division enable Technology to move forward with its two-year distribution agreement with Summit Amusements and Distribution LTD. Under the agreement, Summit has been appointed a non-exclusive distributor for the sale of Technology's products in Montana, including the Pot-O-Gold machine which includes the Touch Easy Keno, Super Ball Keno and four Poker games.

In December 1999, August Perez III and Per-Arne Skogstad jointed the Board of Directors of Leisure Time and Leisure Time's Audit Committee and Compensation Committee.

Mr. Perez was the Director of Perez Ernst Farnet, a nationally recognized, New Orleans based architectural firm, from 1975 until his retirement in 2000. He is a graduate of Tulane University and has a Design Certificate from Carnegie Institute. Mr. Perez is also board certified with the National Council of Architectural Registration Board.

                      LEISURE TIME CASINOS & RESORTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


ITEM 5.  OTHER INFORMATION (continued)

Mr. Skogstad has been the Director General of the Civil Aviation Authority in Norway since March 1999. From 1995 to 1999, he was Director General of the Department of Civil Affairs of the Ministry of Justice and Policy of Norway. He has also served as the Assistant Director General of the Department of Research at the University of Oslo and was the Head of the Housing Department of the Student's Welfare Organization of Rogaland. Mr. Skogstad has a Master of Political Science from the Institute of Public Administration and Organization, at the University of Bergen, Norway and is a graduate in Economy and Administration from the State of Rogaland, Stravanger, Norway.

In March 2000, August Perez resigned from Leisure Time's Board of Directors. Additionally, R. Thomas Klingel, President of Leisure Time's Solutia Gaming Systems, Inc. subsidiary, resigned effective April 22, 2000.

In April 2000, Carl A. Williams was appointed to the Board of Directors to fill the vacancy created by the resignation of August Perez, III. Carl A. Williams also was appointed as a member of Leisure Time's Audit Committee and Compensation Committee. Carl A. Williams is retired after 25 years as the owner of a successful business in Cleveland, Ohio.

In May 2000, the Arizona Department of Gaming denied Leisure Time, Technology's and various of their directors and officers applications to serve as a manufacturer/supplier of gaming devices to Indian Tribes located with the state. Leisure Time intends to appeal the Arizona Department of Gaming's denial. The appeal will address the allegations brought forth by the Department and the legitimacy thereof.

In May 2000, the Secretary of Interior published in the Federal Register a list of approved Tribal-State compacts for the purpose of engaging in Class III gaming activities on Indian lands in the state of California. This publication now allows Leisure Time the opportunity to target and begin selling in this market. In total, the list includes over 55 tribes located throughout the state. Leisure Time has received initial orders for $1.5 million of goods and services in the newly approved California market and has approvals of another approximately $11.0 million outstanding in California.

ITEM 6.  (a) EXHIBITS

Exhibits.

27.1     Financial Data Schedule

(b)      Reports on Form 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000


                                            LEISURE TIME CASINOS & RESORTS, INC.

                                            By: /s/ Alan N. Johnson
                                                -------------------
                                                Alan N. Johnson, President and
                                                 Chief Executive Officer

                                            By: /s/ Elden W. Rance
                                                ------------------
                                                Elden W. Rance, Executive Vice
                                                 President and Principal
                                                 Financial Officer

                                INDEX TO EXHIBITS




EXHIBITS

27.1*             Financial Data Schedule

-----------

*        Filed herewith