Form 10-K
period 2000-06-30
LEISURE TIME CASINOS & RESORTS INC
filed 2000-10-24
CIK 907093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________. Commission file Number: 000-17637

                      Leisure Time Casinos & Resorts, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Colorado                               34-1763271
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                            1258 Communications Drive
                            Norcross, Georgia 30093
                    ----------------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (770) 923-9900
                                                     --------------

           Securities registered pursuant to Section 12(g) of the Act:

                                  common stock

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 17, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates was $1,321,178 based on the closing price of $0.438 per share as of that date. As of October 17, 2000, Registrant had 5,918,301 shares of its $0.001 par value common stock issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I

Item                                                                     Page

1.   Business..............................................................3

2.   Properties...........................................................15

3.   Legal Proceedings....................................................15

4.   Submission of Matters to a Vote of Security Holders..................20

                                     PART II

5.   Market for Registrant's Common Equity and Related
        Stockholder Matters...............................................20

6.   Selected Financial Data..............................................21

7.   Management's Discussion and Analysis of Financial Condition
        and Results of Operation..........................................20

7A. Quantitative and Qualitative Disclosures About Market Risk............25

8.   Financial Statements and Supplementary Data..........................27

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................27

                                    PART III

10.  Directors and Executive Officers of the Registrant...................28

11.  Executive Compensation...............................................32

12.  Security Ownership of Certain Beneficial Owners and Management.......36

13.  Certain Relationships and Related Transactions.......................38

                                     PART IV

14.  Exhibits, Financial Schedules, and Reports on Form 8-K...............41

                                     PART I

ITEM 1.  BUSINESS

     Leisure Time Casinos & Resorts, Inc. ("Leisure Time") was incorporated on February 4, 1993, and was a development stage enterprise until September 1996.

     Leisure Time Technology,  Inc. (f/k/a U.S. Games,  Inc.)  ("Technology") is
incorporated in Georgia and develops, manufactures and sells video gaming machines. Technology is licensed to sell video gaming machines to Native American tribes, or distributors, in California, Kansas, Michigan, Minnesota, Montana, New Mexico, New York, North Carolina, Wisconsin. In addition, Technology is licensed by the states for the sale of gaming devices in Minnesota, Montana and Wisconsin.

     In September 2000, the State of Arizona as well as the Viejas Indian Tribe in California denied gaming licenses to Leisure Time citing the financial condition of Leisure Time. Leisure Time has also been denied gaming licenses with the Pueblo of Isleta Gaming Commission and Pueblo of Sandia Tribal Gaming Commission, both in New Mexico.

         Leisure Time Cruise Corporation ("Cruises") was incorporated on October 17, 1997, in the state of Colorado and conducted offshore gaming cruises on the "Vegas Express" gaming vessel from July, 1998 until October 31, 1999 when it was placed in dry-dock. In May 1999, Leisure Express Cruise, LLC, a Colorado limited liability company, acquired Florida Casino Cruises, Inc., the corporation that owns the Vegas Express. Cruises also owns the "Leisure Lady", another gaming vessel that has not been placed in operation. Leisure Belle Cruise, LLC is a Colorado limited liability company that owned a dry-docked gaming vessel that was sold in a foreclosure proceeding by the holder of a loan on the vessel. Leisure Lady Cruise, LLC is a Colorado limited liability company and currently has no operations. Effective April 19, 2000, Leisure Time decided to discontinue this business segment and is investigating alternatives for disposing the net assets of this segment. Leisure Time has guaranteed the outstanding debt from a financial institution related to vessels that operated in the offshore gaming cruise segment.

     Leisure Time Hospitality, Inc. is incorporated in Ohio and owns a hotel property that was being redeveloped in the Cleveland metropolitan area. Effective April 19, 2000, Leisure Time decided to discontinue this business segment and has a proposal to dispose of Leisure Time Hospitality, Inc. to an entity affiliated with the president of Leisure Time.

     Leisure Time Gaming, Inc. is incorporated in South Carolina and operated a gaming route in South Carolina from March 1999 to June 30, 2000. Leisure Time Gaming, Inc. is attempting to revive its route operation using redemption games in the State of Georgia.

     Leisure Time International, Ltd. is incorporated in Barbados and currently operates as a Foreign International Sales Corp. (FISC).

     Leisure Time acquired Leisure Time Financial Corp. (f/k/a RP Capital, Corporation) ("Financial") in April 1999. Financial is incorporated in the state of Minnesota and finances various types of equipment acquisitions under direct financing leases and loans secured by existing equipment and sells leases and loans to financial institutions. Effective April 19, 2000, Leisure Time agreed to sell stock of this business back to the previous owner.

     Solutia Gaming Systems, Inc. is incorporated in Oklahoma and was developing new gaming machines. The Oklahoma office has been closed and relocated to Norcross, Georgia. Solutia Gaming Systems, Inc. markets other than Class III gaming devices in markets where other than Class III devices are not prohibited.

            Leisure Time manufactures and distributes video gaming and video pulltab machines, related software and replacement cartridges for video pulltab machines and owns and operates video gaming machines.

         On September 20, 1999, Leisure Time completed a public offering of 700,000 shares of Leisure Time's common stock at $12.00 per share. Leisure Time incurred an aggregate of approximately $1,184,000 of expenses in connection with the offering, including underwriting discounts ($672,000), expenses paid to or for the underwriter ($232,000), and other expenses of the offering ($280,000). After deducting the total expenses, Leisure Time received net offering proceeds of approximately $7,216,000. The net offering proceeds have been used for:

          - approximately $4.2 million as working capital, including the payment of accounts payable;

          - approximately $1.0 million to develop a new Pot-O-Gold line of video game machines and related software

         In March of 1999, a court decision discontinued legalized gaming in South Carolina effective July 1, 2000. This resulted in the elimination of the largest market for Leisure Time's video gaming machines. From November 1999 to March 2000, Leisure Time's principal effort was developing games to be introduced into California that allowed gaming on Indian reservations starting in March 2000. Leisure Time believed that entry into the California market would produce a significant market for Leisure Time's machines. The market in California did not develop as quickly as Leisure Time had anticipated. As a result of this and the discontuance of gaming in South Carolina, Leisure Time has continued to lose money from operations and has been unable to pay its vendors and debt holders. This has resulted in several lawsuits being filed against Leisure Time. In September 2000, the State of Arizona as well as the Viejas Indian Tribe in California denied gaming licenses to Leisure Time citing the financial condition of Leisure Time. Leisure Time has also been denied gaming licenses with the Pueblo of Isleta Gaming Commission and Pueblo of Sandia Tribal Gaming Commission, both in New Mexico. As a result of these denials, Leisure Time expects to have licenses denied, revoked or not renewed in other jurisdictions. As a result of this denial Leisure Time is no longer confident that it can market certain lines of inventory and its gaming machines in significant quantities. These factors, among others, may indicate that Leisure Time will be unable to continue as a going concern for a reasonable period of time.

            Leisure Time has cut its costs significantly in 2000 and is continuing to reduce its costs so that it can achieve profitable operations. Additionally, Leisure Time is pursuing opportunities in other gaming jurisdictions and markets to attempt to expand its potential customer base. However, there can be no assurances that the attempted expansions will increase revenue or that Leisure Time will be able to return to a profitable position

POT O GOLD PRODUCT LINE

            Leisure Time's principal video gaming machine is the Pot O Gold product line. The retail price for a video gaming machine in the Pot O Gold product line varies from approximately $5,400 to approximately $8,500 depending on the features included. This product line offers three video gaming machines, the Pot O Gold, Shamrock Poker and Keno Gold, which share a common central processing unit. The common central processing unit contains all of the components of a single video gaming machine with software and cosmetic variations. Leisure Time's common central processing unit strategy allows:

               - a streamlined manufacturing process with lower inventories;

               - the versatility to develop new games through  software  updates and cosmetic changes; and

               - a synergy  between all of the games in the  product  line where the improvement of one game is useable to improve other games.

            Leisure Time's principal video gaming machine, the Pot O Gold, features a multi-game video package, including poker, blackjack, keno, slots and bingo, that can be chosen by the operator from a library of approximately 50 games. The Pot O Gold is designed to enable the player to have a desirable level of interactivity without excessively slowing play. Leisure Time believes that the Pot O Gold provides a balance of player interactivity and game sequence that results in desired entertainment quality and continuing player interest to maximize revenue for the operator. The Shamrock Poker and Keno Gold video gaming machines that are a part of the Pot O Gold product line are similar to the Pot O Gold with different games and cosmetics.

            The current technology in the Pot O Gold product line is designed to offer the operator game play configurations that Leisure Time believes are unmatched by other current video gaming machines. The Pot O Gold product line has the ability to display up to 12 games represented by icons on the video monitor. The player may choose any one game for individual play from this menu. Each game program may be set by the operator for up to six different percentages of the total amount bet that will be paid to the player. This enables the operator to select the desired percentage payout of each game for the targeted market.

            A standard feature of the Pot O Gold product line, usually an option offered at extra cost by other manufacturers, is a built-in LED display located above the video monitor, which offers a "progressive jackpot." The "progressive jackpot" is a prize that a player may win by striking a combination of symbols or cards. The "progressive jackpot" is set at a base amount that varies according to the value of the coin or token denomination for which the machine is set. The base amount and the progressive rate of each game are easily configured by the operator.

            Leisure Time believes that the Pot O Gold product line is attractive to operators because of its:

            -     large library of approximately 50 games from which the
                    operator may choose;

            -     ability to utilize different percentage payouts set by the operator;

            -     ability to display 12 games from which the player may choose;

            -     multi-colored LED display and progressive jackpot feature; and

            -     ability to provide an interactive experience for the player.

            Leisure Time believes the negative attributes of the Pot O Gold product line as compared with other video gaming machine products are:

            - the Pot O Gold has a slightly larger cabinet than most other video gaming machines which limits the number of Pot O Gold machines that an operator is able to place in a given location;

            - the bill acceptor on the Pot O Gold is currently located on the left side of the machine whereas the industry standard is to have the bill acceptor located on the right side and the difference may limit the earning potential of the machine; and

            - the Pot O Gold has one basic cabinet style whereas most manufacturers offer a variety of cabinet styles and the one cabinet style may limit the operator in the placement of the machines.

            Leisure Time believes that it has developed a successful formula that creates a higher level of entertainment and video game appeal that generates player loyalty and revenue for operators. Leisure Time carefully evolves its product designs to take advantage of the latest technology and materials with a modern look and play that still retains the critical elements of the Pot O Gold product line identity.

            The Pot O Gold product line library of games has been developed to meet various market and jurisdictional requirements in the United States and internationally. Leisure Time is designing and developing new game software for its video gaming machines. The new games will be sold separately to owners of Leisure Time's video gaming machines.

            Leisure Time believes that the experience it has gained from its current markets will assist it in marketing the Pot O Gold product line in other jurisdictions.

PULLTAB GOLD PRODUCT LINE AND PLANNED VIDEO BINGO PRODUCT LINE

            Pulltab Gold Product Line. Leisure Time has developed a product line of video machines that offer the popular game of pulltabs. The Pulltab Gold video machine is Leisure Time's first pulltab product. The retail price of a Pulltab Gold video machine is approximately $3,995. It was designed to address what Leisure Time believes are the growing concerns of pulltab operators and regulators. Frequently, paper pulltabs are used in environments that require integrity and accountability levels that cannot easily be achieved with paper pulltabs. Pulltabs are often sold by attendants or sales representatives that receive gratuities. Leisure Time believes that this invites corruption because the attendants or sales representatives coach patrons to purchase from a particular box or to avoid a box that has no large winners left. Some pulltab boxes purchased for resale can be manipulated to pay out less by removing some of the winners. The winners are often shipped from the factory bound separate from the losers. Ensuring that the proper funds are received for pulltabs sold is often another labor-intensive activity, increasing the overhead of the operation.

            Leisure Time's Pulltab Gold video machine provides pulltab cartridges that cannot be manipulated and automates many of the tasks associated with paper pulltab operations. Leisure Time believes that the Pulltab Gold video machine increases not only the integrity of the game, but also the profit potential for the operator. Leisure Time believes that regulators and operators alike are realizing that there are no solid arguments against the application of technology, such as that contained in the Pulltab Gold, to bring heightened security and play appeal to the game.

            Leisure Time's estimates of the completion dates for the above items are based upon the various stages of development of each of the above items.

SOFTWARE SALES AND DEVELOPMENT

     Because the South Carolina Supreme Court ruled gaming to be illegal in the state after June 30, 2000, Leisure Time no longer believes that it will realize material revenue through the sale of a data communication device that it developed for use on video gaming machines in South Carolina or through the sale of software upgrades for its installed video gaming machines. Based upon this belief, Leisure Time impaired 100% of its capitalized software costs during the fourth quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSES

            During the fiscal years ended June 30, 1998, 1999 and 2000, Leisure Time spent, $642,000, $1,445,000 and $3,276,000 on research and development, all of which was conducted and paid for by Leisure Time.

MANUFACTURING AND SERVICING

            Leisure Time's manufacturing facility is approximately 40,000 square feet. Other than management and supervisory staff, Leisure Time operates its manufacturing facility with temporary employees and produces video gaming machines as needed to complete orders. Leisure Time conducts both sub-assembly and final assembly operations. Leisure Time's manufacturing operation builds the components at the sub-assembly stage and, in turn, the sub-assemblies are placed in stations where they are incorporated into a final assembly or cabinet. As the cabinet moves along the production line from station to station, sub-assembled components, complete components or parts are built into the cabinet. The completed video gaming machine is then tested to ensure the software is functioning properly and all operating standards are met. After testing, the video gaming machine is packaged for shipment to the customer.

            As of June 30, 2000, Leisure Time had a backlog of orders of approximately $500,000 that Leisure Time believes is firm. Substantially all of the backlog at June 30, 2000, was filled by the end of August 2000. Leisure Time believes that backlog may not be a meaningful indicator of revenue expected in future periods. As of June 30, 1999, Leisure Time had a backlog of orders of approximately $8.4 million.

     As of June 30, 2000, Leisure Time had an inventory value of approximately $9.0 million. Leisure Time's inventory value decreased dramatically as a result of the denial of licenses in Arizona, California and New Mexico and as a result of the South Carolina Supreme Court's ruling that gaming was illegal in South Carolina after June 30, 2000. Based upon these conditions, Leisure Time recorded a reserve on inventory of $5,727. Approximately $1.3 million of the inventory consists of inventory related to a data communications device that was developed for use in South Carolina.

SALES AND MARKETING OF VIDEO MACHINES

            Leisure Time believes that the experience it has gained from the markets where its video gaming machines are currently located will assist its marketing personnel in developing new markets. In order to achieve these goals, Leisure Time believes in utilizing experienced gaming industry personnel for its sales and marketing efforts. These gaming personnel are able to interface, guide and advise the operator on methods that will contribute to profitability for the operator.

            Leisure Time has developed a customer base for its video gaming machines in several states, Brazil and Norway. Leisure Time plans to continue to expand its customer base in those areas and is evaluating the marketing of its video gaming machines in other states and countries.

            Leisure Time believes that in order to be successful in expanding the market for its video gaming machines into new states and jurisdictions, a good customer relationship needs to be established by a professional and experienced sales and service organization. Leisure Time is continuing to create such a sales and service organization to support market opportunities in the various geographical areas of the United States and in the international market. The sales organization utilizes a central reporting system linked to Leisure Time's headquarters that is complemented by sales policies, training, market analysis and operations meetings held on a regular basis.

            As of June 30, 2000, Leisure Time had four employees engaged in sales and marketing. Of the four employees, at least two have at least five years of experience in the gaming industry. Leisure Time plans to add additional sales and marketing people in the near future.

            Leisure Time has appointed Sao Paulo Games Commercial LTDA as the exclusive distributor of the Pot O Gold product line in Brazil. Sao Paulo purchases the Pot O Gold machines at a fixed price for resale or for Sao Paulo's use. The agreement is in effect until December 31, 2000, if Sao Paulo purchases a minimum number of Pot O Gold machines each calendar quarter. If not, Leisure Time has the right to terminate the agreement. The agreement will be automatically renewed for two one-year terms unless either party determines not to renew the agreement. Leisure Time also has orally agreed that Sao Paulo can test market the Pot O Gold product line in Argentina. If the test marketing proves successful, it is contemplated that Sao Paulo would become a distributor for the Pot O Gold product line in Argentina.

            Leisure Time received total revenue of approximately $3.6 million, $5.7 million and $3.2 million from sales in foreign countries during Leisure Time's fiscal years ended June 30, 2000, 1999 and 1998, respectively. The following chart provides information pertaining to the revenue Leisure Time received from sales in foreign countries:

Year Ended June 30          Argentina            Brazil             Norway
                            ---------           ------             ------
2000                           $   --        $3,190,249           $431,326
1999                          141,875         5,232,652            202,330
1998                               --         3,210,691                 --

            Leisure Time did not commence sales in Norway until Leisure Time's fiscal year ended June 30, 1999. Leisure Time anticipates that Leisure Time will derive additional revenue from Norway in the future. Leisure Time's Pot O Gold product line is being test marketed in Argentina. Leisure Time cannot predict whether or not Leisure Time will ever derive any significant revenue from Argentina in the future.

            Leisure Time has no significant long-lived assets in any foreign country.

GAMING MACHINE ROUTE OPERATIONS

            In February 1999, Leisure Time acquired a gaming machine route operation in South Carolina. A gaming machine route operation involves the installation, operation and servicing of video gaming machines under revenue participation agreements with local retail establishments, such as taverns, restaurants, supermarkets, drug stores and convenience stores. Leisure Time has discontinued its gaming route operation due to the decision of the South Carolina Supreme Court that gaming was illegal in South Carolina after June 30, 2000. Leisure Time is attempting to revive its route operation using redemption games in the State of Georgia.

SALE OF BUSINESSES

     On May 7, 2000, Leisure Time sold all of the outstanding stock of Financial to the previous owner. Consideration for the purchase of the shares was the delivery by the previous owner of 100,000 shares of Leisure Time's stock and the unvested portion (60,000 shares) of an option to purchase additional stock of Leisure Time. The previous owner in return accepted the financial condition of Financial as it existed on the date of sale, subject to the following: a) transfer to Leisure Time of a lease from a related party receivable in the approximate amount of $114,391, including interest, together with all right to the equipment or residuals; and b) Financial assuming/retraining tax obligations, including penalty and interest, to the state of Minnesota for the period April - June, 1999. Leisure Time retained responsibility for any taxes due for the period July 1999 through the date of closing.

     During April 2000, the Comapny agreed to sell all of the outstanding stock of Leisure Time Hospitality, Inc. to the president of the Company. The president purchased Hospitality for $1,300 which is the estimated fair market value of the hotel and property located in Cleveland.

CUSTOMERS

         For the fiscal year ended June 30, 1998, two customers accounted for approximately 23% and 47% of Leisure Time's total sales. As of June 30, 1998, Leisure Time had approximately $39, or 2%, of total trade accounts receivable due from these two customers.

         For the fiscal year ended June 30, 1999, two customers accounted for approximately 29% and 11% of Leisure Time's total sales. As of June 30, 1999, Leisure Time had approximately 17% and 13% of total trade receivables due from two customers.

         For the year ended June 30, 2000, four customers accounted for approximately 13%, 14%, 14% and 10% of Leisure Time's total sales. As of June 30, 2000, Leisure Time had approximately $191, or 42%, of total trade accounts receivable due from these four customers.

         The majority of Leisure Time's sales of video gaming machines for the years ending June 30, 1998, 1999 and 2000 were in South Carolina. For the years ending June 30, 1998, 1999 and 2000, 67%, 75%, and 35%, respectively, of Leisure Time's sales were derived from South Carolina, however gaming was declared illegal in South Carolina after June 30, 2000.

COMPETITION

            Video Machines. The video gaming machine market is highly competitive and is dominated by a small number of manufacturers. Leisure Time believes that its lack of licenses to sell gaming machines in states that require licenses places it at an extreme competitive disadvantage. In addition, Leisure Time believes that the other principal competitive factors in this market are the appeal of the machine to players, knowledge of customer requirements and player preferences, service, support and training, distribution, name and product recognition and price. The principal competitors in the video gaming machine market are IGT and WMS Industries, Inc. IGT may be viewed as a dominant competitor. Leisure Time estimates that IGT had a market share in video game machines of 70% and that WMS Industries had a market share of 15% in 1998. Additional competitors or potential competitors include Acres Gaming, Inc., Atronic Casino Technology, Inc. , Anchor Games, Aristocrat Leisure Limited, Bally Gaming, a subsidiary of Alliance Gaming Corporation, Casino Data Systems, Innovative Gaming Corporation of America, Sigma Games, Inc. and Video Lottery Consultants, Inc. Companies in historically unrelated industries, such as Sega, have technological resources that could give them a competitive advantage in developing multimedia-based video gaming machines. There can be no assurance that other companies in the video gaming or multimedia market will not successfully enter the market for video gaming machines, nor can there be any assurance that the manufacturers of traditional slot machines will not develop products that are superior to, or that achieve greater market acceptance than, Leisure Time's video gaming machines.

            Oasis Gaming, Infinity and Diamond Games are Leisure Time's most significant competitors in the pulltab video machine industry.

            Worldlink Gaming Corporation and Multimedia Games, Inc. are Leisure Time's significant competitors in the wide area networked, progressive jackpot bingo industry and GameTech and Bingo King are Leisure Time's significant competitors in the video bingo industry.

            In general, Leisure Time's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than Leisure Time, as well as more established customer bases and distribution channels, which may afford them competitive advantages. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially and adversely affect Leisure Time's business, operating results and financial condition.

REGULATION

            General. The manufacture and distribution of gaming machines and the operation of gaming facilities are subject to extensive federal, state, local and foreign regulation. The laws and regulations of the various jurisdictions in which Leisure Time or its subsidiaries operate and into which Leisure Time or its subsidiaries may expand their gaming and gaming related operations vary in their technical requirements. These laws and regulations are subject to amendment from time to time and virtually all of these jurisdictions require:

            -     licenses;

            -     permits;

           - documentation of qualification (including evidence of financial stability); and

           - other forms of approval for companies engaged in the manufacture and distribution of gaming devices and the operation of gaming facilities, as well as for the officers, directors, major shareholders and key personnel of such operations. Any person who acquires a controlling interest in Leisure Time would have to meet the requirements of all governmental bodies that regulate Leisure Time's gaming business and any lender, holder of an evidence of indebtedness or other person who would be in a position to exercise significant influence over the gaming activities of Leisure Time may be required to submit to the jurisdiction of any gaming authority which has issued a license or approval to Leisure Time.

            Leisure Time or its subsidiaries are subject to government regulation in a number of different jurisdictions related to their operation as a manufacturer and distributor of gaming devices. Leisure Time or its subsidiaries are licensed in the following jurisdictions to manufacture gaming devices for sale to Native Americans or distributors:

            -     Kansas;

            -     California;

            -     Michigan;

            -     Minnesota;

            -     Montana;

            -     New Mexico;

            -     New York; and

            -     Wisconsin.

            Leisure Time was denied gaming licenses in Arizona, by the Viejas Indian Tribe in California and by the Pueblo of Isleta and the Pueblo of Sandia in New Mexico in August and September 2000. As a result of these denials, Leisure Time anticipates that its licenses will be denied, revoked or not renewed in other jurisdictions.

            Generally gaming devices may not be manufactured, distributed or operated unless appropriate licenses are obtained from regulatory authorities in each jurisdiction. Ordinarily, licenses may only be obtained by filing an application. A regulatory agency within a jurisdiction usually may deny the application if it believes the applicant did not satisfy the particular requirements for licensing in that jurisdiction. Furthermore, each such regulatory agency usually retains jurisdiction with respect to licensees and may take disciplinary action. These actions may include the suspension or revocation of the license or the imposition of a monetary fine. Changes in such laws, regulations and procedures, the initiation of disciplinary action against Leisure Time or its subsidiaries, or adverse court decisions having general applicability could have an adverse effect on Leisure Time's operations.

            As indicated above, most of the jurisdictions in which Leisure Time or its subsidiaries conduct business or intend to conduct business in the future require various approvals in connection with the manufacture and distribution of gaming devices. However, some jurisdictions allow manufacturers or distributors to operate under a temporary government approval or on a transactional basis during the pendency of a comprehensive background investigation. There can be no assurances that any government approval currently applied for or intended to be applied for will be given or renewed.

            It should be noted that most jurisdictions in which Leisure Time or its subsidiaries conduct business, or intends to conduct business in the future, require gaming devices to meet standards and specifications established by each jurisdiction. Moreover, most jurisdictions require gaming devices to be reviewed and approved either by the regulatory agency or an independent testing laboratory prior to the gaming device being sold or offered for public play. In evaluating the suitability of any applicant, the regulatory agency will examine the prior compliance with laws and regulations in other jurisdictions where Leisure Time or its subsidiaries have been operating. There can be no assurance that any approval applied for or required of Leisure Time or its subsidiaries in this regard will be received. Nor can there be any assurances that any approval already received by Leisure Time or its subsidiaries will be maintained, or that additional approvals will not be required.

            Federal Registration. The Federal Gambling Devices Act of 1962 makes it unlawful for any person to manufacture, deliver or receive gaming machines, gaming machine devices and components across interstate boundaries unless that person has first registered with the Attorney General of the United States. Leisure Time or its subsidiaries that are involved in gaming activities are required to register annually with the Attorney General of the United States in connection with the sale, distribution or operation of gaming machines. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties.

            Native American Gaming. Leisure Time or its subsidiaries distribute gaming devices to gaming operations located on some Native American lands. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the:

               - laws of the tribes;

               - laws of the United States including the Indian Gaming Regulatory Act of 1988, which is administered by the National Indian Gaming Commission, and the Johnson Act which is administered by the U.
          S. Department of Justice;

               - Secretary of the U. S. Department of Interior; and

               - provisions of compacts with Native American  tribes,  which are administered by the Secretary.

            As a precondition to gaming involving gaming devices, the Indian Gaming Regulatory Act requires that the tribe and the state have entered into a written tribal-state compact that specifically authorizes such gaming, and that has been approved by the Secretary, with notice of such approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state or tribe. Some impose background check requirements on the officers, directors, key personnel, and shareholders of the gaming equipment suppliers. Some also require that either tribal regulatory agencies or state regulatory agencies license the manufacturer or distributor. Leisure Time or its subsidiaries have received approvals from a number of tribal regulatory agencies. There can be no assurances that such approvals will be renewed, or that any additional approvals required, will be obtained. Failure to obtain such renewals or approvals may have a material adverse impact on the operations of Leisure Time.

            Bingo. Bingo is legal in 46 states and the District of Columbia (the exceptions are Arkansas, Hawaii, Tennessee and Utah). Nonprofit or charity organizations sponsor bingo games for fund raising purposes, while Native American tribes, casinos and government-sponsored entities operate bingo games for profit. Video bingo systems are permitted for use by charitable organizations in 26 states. Under the Indian Gaming Regulatory Act, video bingo may be played on Native American reservations in the 46 states where bingo is legal. Leisure Time believes video bingo is currently played on Native American reservations in 28 states.

            Pulltabs. Leisure Time currently sells the Pulltab Gold machine only in Ohio. In Ohio, video pulltab machines may only be sold to and operated by charitable organizations. Leisure Time believes that the law relating to the legality of the sale and use of video pulltabs in many jurisdictions is unclear. Before Leisure Time sells its Pulltab Gold machines in additional jurisdictions, Leisure Time will review the applicable law to determine whether or not video pulltabs may be legally sold in the jurisdictions.

            Ohio. Leisure Time is not required to obtain a gaming license to sell the Pulltab Gold machines in Ohio. The Pulltab Gold machines in Ohio must be operated by a charity. The Attorney General of Ohio takes the position that the charity must be a religious, educational, veteran's, fraternal, service, nonprofit medical, volunteer rescue service, volunteer fire fighter's, senior citizen's, youth athletic, amateur athletic, or youth athletic park organization. Further, the charity must receive all proceeds, except for prizes paid out, from the operation of the machines.

            Argentina. Leisure Time has orally agreed to allow Sao Paulo Games Commercial LTDA to test market the Pot O Gold product line in Argentina. The discussions on this agreement are preliminary in nature. Leisure Time believes that the operation of such games in Argentina is lawful because Argentina does not have laws or regulations related to the operation or distribution of the games. There can be no assurances that any future laws and regulations would not adversely affect Leisure Time.

            Brazil. Manufacturers and distributors do not have to be specifically licensed to sell gaming devices in Brazil. Leisure Time Technology is required to have its hardware and software approved by Brazilian regulators. The only video gaming machines that are legal in Brazil are video gaming machines that only offer bingo or keno. Brazilian regulators have approved Leisure Time's Pot O Gold Super Pick Keno. Sao Paulo Games Commercial LTDA is the exclusive distributor of the game in Brazil. Sao Paulo Games must submit all modifications or alterations to the approved game for approval.

            Norway. Manufacturers and distributors do not have to be specifically licensed to sell gaming devices in Norway. Leisure Time Technology is required to have its hardware and software approved by the Norwegian Department of Justice before Leisure Time Technology's video gaming machines can be sold in Norway. To date, the hardware and software for three of Leisure Time Technology's video gaming machines have been approved for sale in Norway.

            A new lottery act, recently proposed in Norway's Parliament, would require manufacturers and distributors to be licensed. The act would also establish a regulatory agency to administer all licensing matters. This act is expected to be enacted, and be effective January 1, 2000. It is not anticipated that any manufacturer or distributor will be required to be licensed until January 1, 2001. There can be no assurances that the act will be favorable to Leisure Time.

            Application of Future or Additional Regulatory Requirements. In the future, Leisure Time Technology intends to seek the necessary registrations, licenses, approvals and findings of suitability in other states and foreign jurisdictions in which Leisure Time Technology identifies significant sales potential for its products. However, there can be no assurance that such necessary approvals will be obtained and will not be revoked. If an approval is required by a regulatory authority and Leisure Time Technology fails to seek or does not receive the necessary license, Leisure Time Technology may be prohibited from selling its products in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to Leisure Time Technology.

PROPRIETARY RIGHTS

            Leisure   Time's  success   depends  in  part  on  its   proprietary
technology. Leisure Time relies on a combination of:

            -     copyrights;

            -     trade secret and trademark law;

            -     nondisclosure agreements; and

               - technical safeguards to protect its software, documentation and other written materials.

            As a part of its confidentiality procedure, Leisure Time generally enters into nondisclosure agreements with its employees and consultants and limits access to its software, documentation and other written materials.

            Despite Leisure Time's efforts to protect its proprietary rights, unauthorized third parties may be able to copy its products or to reverse engineer or obtain and use information that Leisure Time regards as proprietary. Leisure Time cannot provide assurances that competitors will not independently develop technology that is substantially equivalent or superior to Leisure
Time's technology. Policing unauthorized use of Leisure Time's products is difficult. Leisure Time is unable to determine the extent to which software piracy of its products exists. Software piracy may be a continuing and persistent problem.

            Leisure Time has no patents and has two patent applications pending for a type of keno game that is not currently being offered by Leisure Time and for a progressive feature on a video blackjack game in the near future. Leisure Time may not be issued any patents and any patents issued may not provide Leisure Time with coverage that will be useful to protect Leisure Time against infringement by others.

            Leisure Time has obtained trademark registration from the United States Patent and Trademark Office for the names of a few of its video gaming machine games. The registrations terminate at various times in 2008. Leisure Time has also applied to the United States Patent and Trademark Office to register the names Leisure Time Casinos & Resorts, Leisure Time, Leisure Time Gaming, Inc. , Leisure Time Technology and Leisure Casino Cruises.

            Leisure Time believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technological leadership position within the industry than are the various legal protections.

Employees

            As of October 17, 2000, Leisure Time employed 49 persons, all of whom were employed on a full time basis. The approximate number of employees in each operation follows:

            -     6 in manufacturing;

            -     16 in engineering and research and development; and

            -     4 in sales and marketing.

            The balance of Leisure Time's employees are management employees and staff that are involved in executive management and administration of Leisure Time. There are no union or collective bargaining agreements between Leisure Time and its employees and employee relations are considered by Leisure Time to be excellent.

ITEM 2.   PROPERTIES




Location                Use                        Approximate         Monthly Rental         Lease Expiration
--------                ---                        Square Footage      --------------         ----------------
                                               --------------

Norcross, GA           Executive offices and          57,000                 $20,663                1/2005
                        manufacturing facility
Avon, OH                Office                         1,250                  $1,500                6/2000
New Orleans, LA         Condominium/office             4,200                  $2,500                10/2002



ITEM 3.   LEGAL PROCEEDINGS

         On December 27, 1999 American International Specialty Lines Insurance Co. and A. I. Credit Corp. filed a complaint against Leisure Time in the United States District Court for the Southern District of New York, (Civil Action No. 99 CV12369) alleging that Leisure Time defaulted on the payment of a note and breach of contract by failing to pay in accordance with a premium finance agreement. The plaintiffs request that they be granted damages in the amount of $2,688,088.54 plus interest at a rate of 7.6% per annum on the note and, in the alternative, $2,773,377.00 plus interest, together with the costs and disbursements of the action, including attorneys' fees, for breach of the finance agreement. The trial scheduled for September 12, 2000, was continued. On February 15, 2000, Leisure Time filed an answer. On August 24, 2000, the plaintiff filed for summary judgment. On September 25, 2000, Leisure Time filed a response to the plaintiff's motion for summary judgment. The parties are awaiting the Court's ruling.

         On January 26, 2000, Ceronix, Inc. filed a complaint against Technology in the State Court of Gwinnett County, State of Georgia, (Civil Action No. 00-C-06277-4), alleging that Technology had failed to pay on an account. Ceronix requested that it be granted damages in the amount of $135,937 plus interest, attorneys' fees and costs of the action. Technology's answer to the complaint was filed on May 9, 2000. Ceronix was awarded a judgment in the principal amount of $135,819 on May 9, 2000. On July 7, 2000 the parties negotiated a payoff of the judgment. The judgment was totally satisfied on September 10, 2000.

         On March 8, 2000, Hammond Electronics Inc. filed a complaint against Technology in the State Court of Gwinnett County, State of Georgia, (Case No:
00-C-1602-2). Plaintiff requested that it be granted damages in the amount of $116,640 and judgment for $155,427 principal, $4,828 pre-judgment interest to date, plus continuing pre-judgment interest and post-judgment interest at a rate of 18% per annum. On August 9, 2000, the Court granted summary judgment in favor of plaintiff in the amount of $155,427.77, $5,175.50 pre-judgment interest and post-judgment interest at the lawful rate and court costs. The parties negotiated a payment plan to satisfy the judgment whereby Technology agreed to pay $20,000.00 on August 31, 2000 and $10,000.00 monthly thereafter until paid in full.

         On April 28, 2000, General Electric Capital Corporation filed a complaint against the Biloxi Belle, her engines, tackle, etc., in rem, and Leisure Belle Cruise, L.L.C. in personam in the U.S. District Court, Eastern District of Louisiana (Civil Action No. 00-1287) alleging that defendants breached their obligation under a loan with a principal balance of $1,382,825. The plaintiff requested that the Biloxi Belle's, rigging, tackle, apparel, furniture, engines and all other necessaries thereunto appertaining and belonging be condemned and sold to pay the demands and claims. On August 14, 2000, the Court ordered the sale of the Biloxi Belle to be held on August 30, 2000. On August 30, 2000, the Biloxi Belle was sold to the only bidder, General Electric Capital Corporation, for $100,000.00.

         On June 18, 1998, Collins Entertainment Corporation filed a complaint against Technology in the United States District Court for the District of South Carolina, Anderson Division, (Civil Action No. 3:98-1887 13), alleging breach of contract and violation of the South Carolina Unfair Trade Practices Act. Plaintiff requested damages in the amount of $1.3 million. The trial was held on June 20 through June 22, 2000, resulting in an award for the plaintiff in the amount of $190,000.00, interest at 6.375%, plus costs. Plaintiff filed a motion for new trial and additur on July 3, 2000. Defendant filed a motion in opposition on July 14, 2000. On August 28, 2000, the plaintiff's motion was denied. On September 26, 2000, plaintiff filed a notice of appeal in the United States District Court for the District of South Carolina, Columbia Division.

         On March 25, 1999, Drews Distributing, Inc. filed a complaint against Technology and Phillip C. Caldwell, in the Court of Common Pleas, Fifth Judicial Circuit, State of South Carolina, City of Richland, (Civil Action No. 99CP401068), alleging breach of a distribution agreement, illegal raising of prices, breach of contract by fraudulent act, fraudulent non-disclosure of material fact, and tortuous interference of contract. The plaintiff requested an award of $2,000.00 for every game resold by Collins. The exact number has not yet been determined. The case is in the discovery/pre-trial process. The Court has indicated that if the case is not settled by October 25, 2000, the case will be removed to the Federal District Court.

         On December 14, 1998, Technology filed a complaint against Drews Distributing, Inc., a South Carolina corporation, in the Superior Court of Gwinnett County, State of Georgia (Civil Action No. 98-A-9761-4), alleged breach of a distribution agreement and misappropriation of trade secrets. Leisure Time seeks specific performance and damages. The case is in the discovery/pre-trial process.

         On October 19, 1998, James J. Oden, filed a complaint against Leisure Time and Technology in the U.S. District Court, Northern District of Georgia, Atlanta Division, (Civil Action No. 1:98-CV-3033), alleging breach of oral employment agreement. The plaintiff requested damages for failure of defendants to issue plaintiff an option for 200,000 shares exercisable at $1.00 per share. On July 10, 2000, the Court granted summary judgment in favor of Leisure Time and Technology. Plaintiff filed a notice of appeal on July 24, 2000. This case has been set for mediation on October 26, 2000.

         On July 31, 2000, Duke-Weeks Realty, Limited Partnership filed a complaint against Technology in the Magistrate Court of Gwinnett County, State of Georgia (Civil Action No. 00M11868), alleging non-payment of rent. Plaintiff sought judgment for $119,367.33 rent, $2,356.95 interest, plus $12,197.43 attorney's fees. On August 29, 2000, the parties entered into an agreement by a consent order with schedule of re-payment plan, reinstatement of the lease, and a limited personal guarantee by Alan N. Johnson, the president of Leisure Time. Leisure Time paid $44,979.68 on August 29, 2000 and agreed to pay $33,521.50 on October 1, November 1, and December 1, in order to satisfy the consent order.

         On August 2, 2000, KSM Electronics, Inc. filed a complaint against Technology in the Magistrate Court of Gwinnett County, State of Georgia (Civil Action No. 00-A07048 1), alleging non-payment on account. Plaintiff seeks judgment for $46,759.60 principal, plus pre-judgment interest accruing on the principal indebtedness at the per diem rate of $23.06 from July 31, 2000 until the date of judgment. Defendant's answer and defenses were filed on August 31, 2000. The case is in the discovery/pre-trial process.

         On August 4, 2000, Arrow/Bell Components Group of Arrow Electronics, Inc., filed a complaint against Technology in the United States District Court for the Northern District of Georgia, Atlanta Division, (Civil Action No. 1 00-CV-2011), alleging non-payment on account. Plaintiff seeks judgment for $936,809.30 plus inventory carrying charges, costs, attorneys' fees, costs of action, and such other and further relief. Defendant's answer and defenses were filed on August 31, 2000. The case is in the discovery/pre-trial process.

         On August 25, 2000, Spectral Response, Inc. filed a complaint against Leisure Time and Technology in the State Court of Gwinnett County, State of Georgia, (Civil Action No. 00_C_5242-4), alleging non-payment on account. Plaintiff requests damages in the amount of $958,501.13, prejudgment interest at the rate of 18% per annum, plus $7,987.51 in interest which accrued at 10% per annum prior to July 15, 2000, plus attorneys' fees; plus post-judgment interest at the rate of 18% per annum; all court costs and such other and further relief as the Court considers just, fair and appropriate. Defendant filed an answer on September 28, 2000. The case is in the discovery/pre-trial process.

     On September 11, 2000,  Merrill Lynch  Business  Financial  Services,  Inc.
filed a complaint against Leisure Time; Technology; Cruises; Leisure Time International, Ltd.; Leisure Time Gaming, Inc.; Solutia Gaming Systems, Inc.; Leisure Belle Cruise, LLC; Leisure Time Hospitality, Inc.; Leisure Express Cruise, LLC; Financial; Florida Casino Cruises, Inc. d/b/a FCC Advertising; and Alan N. Johnson, an individual, Michael R. Pace, an individual, in the Superior Court of Gwinnett County, State of Georgia, (Civil Action No. 00-A-8358 7), alleging Breach of Contract and default under an Agreement and Guaranties. Plaintiff requests damages in the amount of $1,026,590.55 plus interest, including reasonable attorneys' fees and expenses, and other costs of collection in the amount provided for in such statute, as determined at trial. Defendants were granted an extension of time to file their answer and/or defenses until November 13, 2000.

         On September 12, 2000, Phillip C. Caldwell filed a complaint against Leisure Time, Technology and Leisure Time Gaming, Inc., in the Court of Common Pleas, State of South Carolina, County of Spartanburg, (Civil Action No. 2000-CP-42-2524), alleging that he was denied the opportunity to exercise his options, that he is owed expenses and that Leisure Time was unjustly enriched. Plaintiff seeks judgment of $1,900,875.00 regarding the options and $4,746.16 for expenses. Defendant's answer is due on October 25, 2000.

         On August 17, 2000, Atlantic Dry Dock Corporation filed a complaint against Florida Casino Cruises, Inc., Leisure Express Cruise, LLC, Cruises and Leisure Time in the United States District Court for the Northern District of Georgia, Atlanta Division, (Civil Action No. 1 00-CV-2128), alleging breach of maritime contract. Plaintiff requests a constructive trust for repair funds in the amount of $299,863.00 plus additional interest, costs and attorneys' fees. Plaintiff filed for attachment and garnishment to any and all freights, accounts, monies, hires, disbursements, fees, advances, cash, or otherwise, etc. being held by First Union National Bank and/or its agents and affiliates. Defendants' response to the complaint is due on October 25, 2000.

     On September 28, 2000, Wynn & Wynn, P.C. filed a complaint against Cruises, in the Commonwealth of Massachusetts, District Court Department, Taunton Division, (Civil Action No. 0031CV0669) requesting damages in the amount of $39,683.18 plus interest, costs and attorneys' fees. Defendant's answer is due October 23, 2000.

         On June 27, 2000, Bowne of Dallas, Inc. filed a complaint against Leisure Time in the District Court Dallas County, Texas, I-162nd Judicial District, (Civil Action No. 00-04789). Plaintiff seeks judgment for $260,364.26, attorneys' fees, plus pre-judgment and post-judgment interest at the highest rates allowed by law, costs of suit and other and further relief, both special and general, legal and equitable. On August 25, 2000, Leisure Time filed a notice of special appearance objecting to jurisdiction. A hearing was held on September 19, 2000. The Court requested briefs after the hearing. The Court ruled that Leisure Time should be given the opportunity to correct an affidavit. A hearing is set for October 24, 2000.

         On August 23, 2000, Prime Technological Services, Inc. filed a complaint against Leisure Time and Alan Johnson in the United States District Court for the Northern District of Georgia, Atlanta Division, (Civil Action No. 00-CV-2186) alleging that the defendants violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 by making material misrepresentations involving the issuance of preferred stock and alleging breach of contract. Plaintiff requested damages in the amount of $2,690,555, the exact amount to be determined by jury as compensatory damages; costs of litigation and attorneys' fees, and other relief the Court deems just and proper. Defendants' answer was filed on October 12, 2000.

         On February 9, 2000, Tripp Enterprises, Inc., a Nevada corporation, filed a complaint against Leisure Time, Technology and DOES 1 through 10, inclusive, in the Second Judicial District Court, State of Nevada, Washoe County, (Civil Action No. CV00-00628), requesting damages in the amount of $29,404.00 plus interest at a rate of 1 1/2% per month since March 31, 1999. The case was settled by payments of $2,500.00 per month. $3,567.00 remains as an outstanding balance.

         On August 28, 2000, Atlanta Marriott Gwinnett Place, Inc. filed a complaint against Technology in the State Court of Gwinnett County, State of Georgia, (Civil Action No. 00-C-5273-1), alleging non-payment on account. Plaintiff requests damages in the amount of $5,342.01, plus $287.14 pre-judgment interest, plus continuing pre-judgment interest, and post-judgment interest at the rate of 18% per annum on the principal amount, plus court costs. Defendant filed an answer on September 28, 2000. The case is in the discovery/ pretrial process.

         On August 7, 2000, Alliant Foodservice, Inc. filed a complaint against Cruises in the Commonwealth of Massachusetts, District Court of Massachusetts, Peabody District Court, (Civil Action No. 0086 CV 0348), alleging damages in the amount of $14,131.68 plus interest in the amount of $162.26 and attorney's fees of $2,119.75 for a total of $16,413.69. An entry of default against Cruises was filed on September 14, 2000.

         On July 24, 2000, Reliable Construction Heaters filed a complaint against Leisure Time Hospitality, Inc. in the Cleveland Municipal Court Cuyahoga County, Ohio, (Civil Action No. 00CVF 15927), alleging defendant rented equipment on three different months and failed to pay. Plaintiff seeks judgment in the amount of $6,710.47 plus interest at a rate of 10% plus costs. On August 28, 2000, defendant entered into a stipulated order granting leave of court to move or plead on or before September 25, 2000. Defendant filed an answer on September 25, 2000. The case is in the discovery/ pretrial process.

Defaults

     Leisure Time Hospitality, Inc. has been served with a notice of default of a promissory note dated September 15, 1998 in the amount of $545,000.00 that it gave in connection with the purchase of the hotel property. Leisure Time Hospitality, Inc. has also received notice of demolition of the hotel by the City of Cleveland, Ohio. The hearing has been continued to a date to be determined.

         Leisure Time has defaulted on a payment of $730,000 under the non-competition agreement with Michael Pace that was due on September 15, 2000. By certified letter dated October 6, 2000, Leisure Time has been served with notice of default regarding the nonpayment of the non-competition agreement with Michael Pace in the amount of $730,000 that was due on September 13, 2000.

Unpaid Invoices

         Leisure Time has unpaid invoices to suppliers that are over 90 days old in the approximate amount of $1,900,000.

The following lawsuits and legal claims have had no material change in their status since December 31, 1999:

          -  Civil  Action  No.:   98-A-9761-4   between  Technology  and  Drews
     Distributing, Inc.

          - Civil Action No.: 99-CP-401068 between Drews Distributing, Inc. and Technology.

Administrative Hearings

     On June 10, 1999, Maria Luberto, filed a complaint against Leisure Time in the Commonwealth of Massachusetts, Commission Against Discrimination, (Case No:
M.C.A.D. C.A.#: 99-BEM-1619). The complaint alleges sex/gender harassment, sex/gender discrimination, age discrimination, hostile work environment, retaliation and constructive termination. The case is the discovery stage.

         On April 26, 2000, Sandra Gibson filed a workers compensation complaint (WC Case No. 9926617) against Leisure Time. The matter is in the discovery stage.

         It is Leisure Time's policy to vigorously defend litigation, however, Leisure Time has entered into settlements of claims in the past, and may do so in the future, whenever management deems the circumstances appropriate. Any unfavorable outcome related to any outstanding litigation could have a material adverse effect on the financial condition of Leisure Time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Leisure Time's shareholders during Leisure Time's fiscal quarter ended June 30, 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

Market Information

         Leisure Time's common stock is currently traded on the Nasdaq National Market under the symbol LTCR. The following table shows the range of high and low closing bid quotations for the common stock, for each quarterly period since the common stock became publicly traded on September 15, 2000. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                 Fiscal Quarter Ended:                 High           Low
                 ---------------------                 ----           ---
                     June 30, 2000                 $   5.25      $    2.00
                     March 31, 2000                    8.625          3.50
                     December 31, 1999                11.00           5.75

         The Nasdaq National Market requires companies with securities traded on the Nasdaq National Market to maintain certain continuing listing standards. Leisure Time currently does not meet certain of these continuing listing standards and, therefore, faces the possibility of being delisted from such market. By letter dated September 26, 2000, the Nasdaq National Market notified Leisure Time that Leisure Time had failed to maintain a minimum market value of public float of $5,000,000 over a certain 30 day period as required. The letter also stated that Leisure Time has until December 26, 2000 to regain compliance with the marketplace rules of the Nasdaq National Market. If Leisure Time fails to do this and is delisted, the market price of Leisure Time's common stock may be materially adversely affected.

Holders

         As of October 17, 2000, Leisure Time had approximately 150 holders of record of Leisure Time's common stock.

Dividends

         Leisure Time has not declared cash dividends on its common stock since its inception and does not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

            Leisure Time has not sold any unregistered securities during its last fiscal year ended June 30, 2000 that were not previously reported in a Quarterly Report on Form 10-Q. Leisure Time does not consider issuances of options to employees and directors to purchase Leisure Time's common stock to be sales.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and are qualified by reference to the financial statements and notes beginning on page F-1.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                         Leisure Time Technology
                                         (f/k/a U.S. Games, Inc.)(1)
                                          --------------------------
                                            For the                       Leisure Time Casinos & Resorts, Inc. and Subsidiaries (2)
                                           Year Ended    uly 1, 1996 to   ---------------------------------------------------------
                                            June 30,     September 13,                For the Year Ended June 30,
                                              1996            1996            1997        1998          1999        2000
                                          -----------    -------------    ----------   ----------   ----------   ----------
Revenue                                   $    28,291    $        2,671   $   29,838   $   28,643   $   56,869   $   15,566

Cost of goods sold                             15,677            1,300        16,616       16,517       30,107       10,761
                                          -----------    --------------   ----------   ----------   ----------   ----------
Gross profit                                   12,614            1,371        13,222       12,126       26,789        4,805
                                          -----------    --------------   ----------   ----------   ----------   ----------
Selling, general and administrative
expenses                                        8,284            2,856         5,615        8,727       10,395       11,214
Inventory impairment                               -                 -             -            -            -        7,355
Research and development costs                    800              132           469          642        1,445        3,276
Stock based compensation                           -                 -             -            -         1,500           -
Interest, net                                      74                9           712          840          622        1,249
Litigation                                         -                 -             -        3,043          318        1,739
                                          -----------    --------------   ----------   ----------   ----------   ----------
   Total operating expenses                     9,158            2,997         6,796       13,252       14,280       24,833

Net (loss)_ income before income tax
benefit (expense)                               3,456           (1,626)        6,426       (1,126)      12,509      (20,028)
Income tax benefit (expense)                   (1,293)             554        (1,738)         197       (4,628)       1,310
                                          -----------    --------------   ----------   ----------   ----------   ----------

Net income from continuing operations
(loss)                                          2,163            (1,072)       4,688         (929)       7,881      (18,718)
                                          -----------    --------------   ----------   ----------   ----------   ----------
Loss from operations of discontinued operations     -                 -            -            -       (3,449)      (1,760)
Loss on disposal of discontinued
operations including provision of
$1,903 for operating losses during
phases out period                                   -                 -            -            -            -       (7,066)
                                          -----------    --------------   ----------   ----------   ----------   ----------
Loss from discontinued operations                   -                 -            -            -       (3,449)      (8,826)
Net income (loss) before dividends paid         2,163            (1,072)       4,688         (929)       4,432      (27,544)
                                          -----------    --------------   ----------   ----------   ----------   ----------
Dividends declared                                  -                 -            -            -            -          157
                                          -----------    --------------   ----------   ----------   ----------   ----------
Net income (loss) available to common
shareholders                                    2,163            (1,072)       4,688         (929)       4,432      (27,701)
                                          ===========    ==============   ==========   ==========   ==========   ==========
Earnings (loss) per common share -
continuing operations                            3.14            (1.56)         1.08         (.21)        1.66        (3.25)
                                          ===========    ==============   ==========   ==========   ==========   ==========
Earnings (loss) per common share -
discontinued operations                             -                 -            -            -         (.73)       (1.53)
                                          ===========    ==============   ==========   ==========   ==========   ==========
Earnings (loss) per common share -
basic                                            3.14             (1.56)        1.08         (.21)         .93   $    (4.81)
                                          ===========    ==============   ==========   ==========   ==========   ==========
Earnings (loss) per common share -
diluted                                          3.14             (1.56)         .65         (.21)         .56   $    (4.81)
                                          ===========    ==============   ==========   ==========   ==========   ==========
Weighted average number of common
shares outstanding - basic                    688,850           688,850    4,343,397    4,516,528    4,755,771    5,753,815
                                          ===========    ==============   ==========   ==========   ==========   ==========
Weighted average number of common
shares outstanding - diluted                  688,850           688,850    7,664,903    4,516,528    7,898,220    5,753,815
                                          ===========    ==============   ==========   ==========   ==========   ==========

(1) Represents the financial results of Leisure Time Technology, a predecessor to Leisure Time acquired by Leisure Time on September 13, 1996.

(2) The following information is presented for Leisure Time (prior to the acquisition of Leisure Time Technology) for the years ended June 30, 1996



                                                         For the Year ended
                                                           June 30, 1996
Revenue                                                  $            -
Cost of goods sold                                                    -
Gross profit                                                          -
Selling, general and administrative expenses                      1,342
Interest                                                             55
Net loss                                                         (1,397)
                                                         ==============
Earnings (loss) per common share - basic                 $        (0.35)
                                                         ==============
Weighted average number of common shares
outstanding - basic                                           4,010,650
                                                         ==============




          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion contains certain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to expansion and the general development of our business. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Related assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Leisure Time's second largest revenue generating segment has been offshore gaming cruises. Leisure Time currently has two offshore gaming vessels. The first vessel, the Vegas Express, operated offshore gaming cruises from Gloucester, Massachusetts until October 31, 1999. Leisure Time's second vessel is the Leisure Lady, which was purchased in January 1997 but was never placed in operation. Effective March 31, 2000, Leisure Time has decided to discontinue this business segment and is investigating alternatives for disposing of the net assets of this segment. Leisure Time also owned the Biloxi Belle, a dockside gaming vessel that was located on the Mississippi River. Because of Leisure Time's default on the note payable this vessel was seized and sold at sheriff's auction on August 30, 2000.

Leisure Time's third segment of business is gaming route operations. Gaming route operations involve the installation, operation and servicing of video gaming machines under various types of revenue participation agreements. Leisure Time's only gaming route operations were in South Carolina and these operations were discontinued on June 30, 2000. Because of a South Carolina Supreme Court ruling, these routes became illegal on July 1, 2000.

The following discussion should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Leisure Time's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "risk factors" and elsewhere in this document.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentages of total revenue of those items included in Leisure Time's consolidate statements of operations.

                                                                         Year Ended June 30,
                                                                1998       1999      2000
                                                              -------    -------    -------

Total revenue                                                     100%       100%       100%
Cost of goods sold                                                 58         53         69
                                                              -------    -------    -------
Gross profit                                                       42         47         31
Selling, general and administrative expenses                       30         18         72
Inventory impairment                                               -          -          47
Research and development costs                                      2          2         21
Stock based compensation                                           -           2         -
Interest expense, net                                               3          1          8
Litigation                                                         11          1         11
                                                              -------    -------    -------
         Total operating expenses                                  46         24        159
Income (loss) before income taxes                                  (4)        22       (128)
Income tax benefit (expense)                                        1         (8)         8
Income (loss) from continuing operations                           (3)        14       (120)
Loss from operations of discontinued operations                    -          (6)       (11)
Loss   on   disposal   of   discontinued   operations
including  provision of $1,903 for  operating  losses
during phase out period                                           -          -         (45)
Loss from discontinued operations                                  -          (6)       (56)
Income (loss) before dividends paid                                (3)         8       (176)
Dividends paid                                                     -          -           1
         Net income (loss)                                         (3)%        8%      (177)%

The following chart provides information as to material changes in Leisure Time's statements of operations for the year ended June 30, 1999 as compared to the same period ended June 30, 2000:


                                           Increase
Statements of                             (Decrease)       Percentage
Operations Item                            Millions         Change           Reason for Change
-----------------                         -----------    --------------   -----------------------

Revenues                                  $    (41.33)        -72.6%      Decreased sales in South Carolina
                                                                          Supreme Court ruling that determined
                                                                          that gaming was illegal in South
                                                                          Carolina.

Cost of goods sold                        $    (19.35)        -64.3%     Decreased sales in South Carolina.
Selling, general and
administrative expenses                   $      0.82           7.9%     Increased due to increased litigation expenses.
Inventory adjustment                      $      7.36         100.0%     Increased due to the write down of
                                                                          inventory associated with the South
                                                                          Carolina Supreme Court ruling that
                                                                          determined that gaming was illegal in South
                                                                          Carolina.
Research and development costs
                                          $      1.83         126.7%     Increased to the design and development of new
                                                                          products for release in 2000.
Interest expense, net                     $      0.63         100.8%
Total operating expenses                  $     10.55          73.9%
Income taxes
                                          $     (5.94)       -128.3%     Decrease in income resulting in a decrease in tax
                                                                          expense.
Net loss from continuing
operations

                                       $         26.60         337.5%     Increase due to a write down of obsolete inventory
                                                                          of $7.4 million, guarantee of debt of .4 million, and
                                                                          decreased sales due to South Carolina ruling.
Net loss from discontinued
operations                             $          5.38        -155.9%     Decreased due to loss estimates.
Net loss                               $         31.98         721.5%


The following chart provides information as to material changes in Leisure Time's historical statements of operations for the fiscal year ended June 30, 1999 as compared to the fiscal year ended June 30, 1998.


                                           Increase
Statements of                             (Decrease)       Percentage
Operations Item                            Millions          Change       Reason for Change
                                          -----------    --------------   -----------------

Manufacturing                             $      28.2            98%      Increased sales in South Carolina due to a
                                                                          favorable resolution of uncertainties regarding
                                                                          the continued legality of gaming in Novmeber
                                                                          1998.
Cost of manufacturing revenue
                                          $      13.6            82%      Increased sales in South Carolina.
Selling, general and
administrative expenses                   $       1.7            19%      Increase in expense related to manufacturing overhead.
Research and development costs

                                          $        .8           125%      Increased research and development related to development
                                                                          of location controller for South Carolina.
Stock based compensation                  $       1.5           N/A       No comparable amount in prior period.
Interest expense, net
                                          $        .2            26%      Increased borrowings principally related to increased
                                                                          inventory levels.
Litigation
                                          $      (2.7)           90%      Judgement recorded in fiscal 1998 with cost of litigation
                                                                          appeal recorded in fiscal 1999.
Total operating expenses                  $       1.0             7%
Income taxes
                                          $       4.8         2,449%      Increase in income in fiscal year correlates to increase
                                                                          in tax expense.
Net income from continuing
operations                                $       8.8           948%
Net loss from discontinued
operations                                $       3.5            N/A      No comparable amount in prior period.
Net income                                $       5.4           577%


Below is a detailed description of the events, which may affect the year-end results.


RECENT DEVELOPMENTS THAT WILL AFFECT RESULTS FOR THE FORESEEABLE FUTURE

The South Carolina Supreme Court has ruled that the gaming referendum that was to be held on November 2, 1999, in South Carolina is unconstitutional. As a result of the ruling, video gaming became illegal in South Carolina after June 30, 2000. The ruling has eliminated Leisure Time's future video poker machine sales in South Carolina and has adversely impacted Leisure Time's revenue and earnings for fiscal 2000 and will for the foreseeable future. The sale of video poker machines in South Carolina accounted for approximately 75% and 35% of Leisure Time's revenue for the year ended June 30, 1999 and the year ended June 30, 2000, respectively. The discontinuance of video poker machine sales in South Carolina also will affect Leisure Time's ability to sell other related products in South Carolina.

Leisure Time believes that the majority of the machines that were in South Carolina will ultimately be converted to redemption games or end up in other gaming jurisdictions. As a result, Leisure Time will attempt to continue to sell software to convert or upgrade games. Solutia has signed exclusive distribution agreements with BestCo for Georgia and West Virginia and a distributor agreement for North Carolina. Under the terms of the agreements, BestCo. Inc. will distribute Leisure Time's redemption gaming machines, boards and software. These products, which range from conversion kits and software upgrades to machines, will focus almost exclusively on the redemption market, where coupons for prizes are distributed to players, upon completion of play. The agreements are three-year agreements, which call for minimum purchases by Bestco of 3,000 units, 5,000 units and 5,000 units, respectively, for the next three years ended June 30. The Company did not receive orders for 3,000 units.

Leisure Time continues to assess the impact of the ruling in South Carolina on its operations and is committed to replacing potential lost sales by pursuing new markets.

In November 1999, Technology received a manufacturers license from the State of Montana's Department of Justice Gambling Control Division. In April 20, 2000, Technology received approvals from the State of Montana to begin selling its Pot-O-Gold multi-game machines in Montana. The approvals from the State of Montana Department of Justice Gambling Control Division enable Technology to move forward with its two-year distribution agreement with Summit Amusements and Distribution LTD. Under the agreement, Summit has been appointed a non-exclusive distributor for the sale of Technology's products in Montana, including the Pot-O-Gold machine that includes the Touch Easy Keno, Super Ball Keno and four Poker games.

On September 25, 2000 the State of Montana Gambling Control Division gave Technology a Notice of Proposed Department Action and Opportunity for Hearing, based on suitability for license. Technology has requested a hearing to resist the Proposed Departmental Action.

In September 2000, Leisure Time and Technology entered into Settlement Agreements with the Arizona Department of Gaming whereby the companies were denied state certification based solely on Section 5(f)(6) of Pascua Yaqui Tribe of Arizona Gaming Compact, dated June 24, 1993. Also, Alan N. Johnson, Elden W. Rance and Gerald J. Boyle, were denied licenses by the Arizona Department of Gaming. Leisure Time and the stated officers agreed to not reapply for licensing for a period of three years from the date of the settlement.

In August 2000, Technology entered into a Settlement Agreement with the Viejas Tribal Government Gaming Commission whereby the license was denied based on Technology's distressed financial condition and based on Section 4.04(i) of the Gaming Ordinance (having a gaming license denied by another jurisdiction, Arizona.) Technology may reapply for a gaming license after three years from the date of this settlement. However, Technology has been orally advised by the Viejas Tribal Government that Leisure Time would not be licensed as long as Alan
N. Johnson was associated with Leisure Time. In a letter dated September 2000, the Commissioner, Norman H. DesRosiers, waived the order prohibiting the sales or service agreement or business transactions between Viejas and Technology for the purposes of completing the compliance upgrade/conversion of the 200 Technology gaming devices in question. Viejas and Technology may engage in whatever business transactions are necessary until November 4, 2000.

In September 2000, Leisure Time received a Notice of Provisional Revocation of Vendor Gaming License from the Pueblo of Isleta Gaming Commission stating that Technology's license has been revoked immediately, halting any and all business transactions. In October 2000, Technology filed a request for reconsideration review.

In August 2000, Technology received notice from the Minnesota Department of Public Safety of its intent to revoke the temporary manufacturer's license, by Consent Order based on a Minnesota statute which requires the Commissioner of the Department of Public Safety to revoke a license if the licensee has "had a license or permit revoked or denied by another jurisdiction for a violation of a law or rule related to gaming." Technology did not agree nor sign the Consent Order. The Commissioner may choose to initiate a contested case against Technology for the purpose of taking disciplinary action against the license.

In addition, Leisure Time is experiencing difficulty in obtaining new licenses due to the financial condition of Leisure Time and the denials in the jurisdictions mentioned above. Leisure Time's denial of gaming licenses in these jurisdictions may affect its ability to renew and receive gaming licenses in other jurisdictions.

Leisure Time had hoped to market its Pot-O-Gold product line to newly established casinos and route operators both to Native American tribes in California, where a number of California-based Native American tribes currently conduct gaming. The voters in California adopted a constitutional amendment in March 2000. In May 2000, the constitutional amendment, in conjunction with the compacts, legalized Native American gaming in California when a list of compacts with Native American tribes was published in the Federal Register. Leisure Time had anticipated that sales to the various Native American tribes in California would have a material positive effect on Leisure Time's revenue in fiscal year 2001, however with the denial of the gaming license by the Veijas Indian Reservation and the fact that Leisure Time is experiencing difficulty obtaining licenses in other jurisdictions these sales will more than likely not be realized.

In addition, Leisure Time has suspended offshore gaming operations of the Vegas Express, the cruise-to-nowhere gaming vessel located in Gloucester, Massachusetts, effective October 31, 1999. As a result, losses have been reduced dramatically for this business segment as the vessel's related operating expenses have virtually disappeared. Leisure Time intends to sell this segment and has been seeking to do so.

The loss of the South Carolina market has had a material adverse effect on Leisure Time's revenue and earnings in fiscal 2000 and Leisure Time expects to feel the impact of the loss of this key market for the foreseeable future. Fiscal 2001 results are dependent upon Leisure Time moving into new markets outside the United States, beginning the introduction of new products, and fulfilling orders to existing customers. Leisure Time's fiscal 2001 results are dependent on Leisure Time increasing revenues through increased sales. If Leisure Time is unable to increase revenues, Leisure Time's fiscal 2001 will result in significant loses and Leisure Time's ability to be a going concern will be in doubt.


LIQUIDITY AND CAPITAL RESOURCES

Historically, Leisure Time has funded its operations primarily through revenue generated by the sale of video gaming machines. Leisure Time has acquired its assets, such as the Vegas Express and the Leisure Lady offshore gaming vessels through long term debt and cash available from operations. As of June 30, 2000, Leisure Time had negative working capital of approximately $16,200,000. In addition, Leisure Time is in default on all of its long-term debt.

Leisure Time will need to raise capital to satisfy its debt and continue in existence.

The following information relates to Leisure Time's sources and uses of cash during the twelve months ended June 30, 2000.

Leisure Time utilized $2.4 million of cash in operations related primarily to:

         - a net loss of $27.7 million; effect of non-cash change of:

         - a $7.4 million decrease due to the inventory write down;

        - $12 million in discontinued assets

         - $1.7 million of depreciation and amortization;

         - a $1 million impairment of software and cash-generating items of:

         - a $2.8 million decrease in prepaids and other assets;

         - a $ .5 million decrease in accounts payable

         - a $ .4 million net decrease in accrued expenses and other; and debt guarantee

         - a $.33 million increase in income taxes receivable


Leisure Time used $.4 million in cash in investing activities related primarily to the purchase of equipment for the manufacturing and gaming segment.

Leisure Time received approximately $ .4 million in cash from financing activities related primarily to:

     - the receipt of net proceeds of approximately $5 million from the issuance of common and preferred stock; and

     - the net  payout of  approximately  $4.5
million of short term and long term debt.


Leisure Time is in default on sixteen items of long-term debt, totaling approximately $12,800,000.

Cash generated from operations may not be sufficient to meet working capital requirements for fiscal 2001. Therefore, additional debt or equity financing may be required for Leisure Time to satisfy its short term capital needs. If Leisure Time does not generate sufficient cash from operations and if additional debt or equity financing cannot be obtained, Leisure Time may not be able to continue as a going concern. Leisure Time's long-term liquidity needs consist primarily of working capital to finance receivables and inventory and to pay off debt. Future profits, if any, retained in the business as well as bank debt or additional equity financing will be necessary to pay for these needs. To date, Leisure Time is in default of debt financing from various financial institutions. Thus it is doubtful that Leisure Time will obtain long-term liquidity in the future from these or any other sources. If unable to obtain its long-term liquidity, then Leisure Time will have to scale back its long-term growth strategy or may be unable to continue in existence.

In addition, Leisure Time is reviewing its non-core businesses and is attempting to sell off some assets in an attempt to reduce bank debt and improve operating cash flow. Some of the initiatives Leisure Time has currently undertaken include the following:

         - Leisure Time has suspended offshore gaming operations for the Vegas Express, a cruise-to-nowhere gaming vessel that was located in Gloucester, Massachusetts. Effective April 19, 2000, Leisure Time has decided to discontinue offshore gaming operations and is investigating alternatives for disposing of the net assets of the offshore gaming operations.
         - Leisure Time has reorganized its Atlanta operations to focus on its core businesses. - Leisure Time has decided to suspend payments on the financing for its offshore gaming vessels until a buyer can be found for the vessels. Leisure Time is currently working with one of the financing companies to restructure one of the loans and is attempting to dispose of the vessels. - Leisure Time has sold its hotel division.

Management of Leisure Time is currently assessing its current situation to determine what cause of action is appropriate and what direction to focus sales. Leisure Time will need to raise capital, satisfy debt and generate sales if it is to continue in existence.

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

                 - software enhancements for existing games; and

                 - cartridge replacements for video pulltab

With this in mind, Leisure Time is focusing in the near future on foreign sales and sales of redemption machines. It has not yet been determined if the sales in these markets are of a sufficient size to support Leisure Time.

YEAR 2000 COMPLIANCE

Leisure Time has not experienced any year 2000 system failures resulting from internal or external sources. Leisure Time will continue to monitor its system for any year 2000 failures. However, Leisure Time does not expect any such failures.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Leisure Time has no market risk sensitive instruments.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An Index to these Consolidated Financial Statements is also included in Item 14 (a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Leisure Time did not change its independent accountants during Leisure Time's last two fiscal years or any subsequent interim period.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The directors and executive officers of Leisure Time are as follows:

NAME                  AGE                 POSITION
----                  ---                 --------

Alan N. Johnson       59                  Chairman of the Board, President,
                                          Chief Executive Officer and Director
Gerald J. Boyle       69                  Vice President, Secretary and
                                          Director
Joseph C. Grunda      48                  Vice President of Licensing and
                                          General Counsel and Assistant
                                          Secretary
Kelly L. Macke        35                  Vice President of U. S.  Sales and
                                          Marketing

John J. Pasierb       53                  Vice President of Engineering and
                                          Research and Development and
                                          President and Chief Executive
                                          Officer of Technology
Richard D. Sly        65                  Assistant Secretary and Director
Lester E. Bullock     47                  Director
Per-Arne Skogstad     48                  Director
Carl A. Williams      60                  Director

            Alan N. Johnson and Kelly L. Macke are father and daughter.

            Directors are elected for a three-year term, with approximately one-third of the board of directors standing for election each year. Each director holds office until the expiration of the director's term, until the director's successor has been duly elected and qualified or until the earlier of their resignation, removal or death. All of Leisure Time's officers, except Richard D. Sly, spend substantially all of their time on Leisure Time's business and affairs

            Alan N. Johnson has been the Chairman of the Board and President of Leisure Time since 1993 and the Chief Executive Officer of Leisure Time since 1997. Alan N. Johnson also serves in the following capacity with the following wholly-owned operating subsidiaries of Leisure Time:

            -     Leisure Time Technology - Director and Chairman;

            -     Leisure Time Cruise -- Director and President;

            -     Leisure Express Cruise -- President and Chief Executive
                        Officer;

            -     Florida Casino Cruises -- Director and President;

            -     Leisure Time International -- Director and President.

Mr. Johnson studied transportation law at Fenn College, Engineering at Case Western Reserve and hazardous materials removal and control at Georgia Institute of Technology.

           Gerald J. Boyle has been the Vice President and the Secretary of Leisure Time since 1997 and a director of Leisure Time since 1994. From 1987 to the present, Mr. Boyle has been an independent accountant with a concentration in consulting for small emerging companies. Mr. Boyle graduated with a bachelor of commerce degree in accounting form Sir George William University.

           Joseph C. Grunda has been the Vice President of Licensing and General Counsel or Vice President of Licensing and Compliance/General Counsel and an Assistant Secretary of Leisure Time since 1999. Mr. Grunda has resigned as an officer of Leisure Time effective November 2000. From 1981 to 1999, Mr. Grunda was a partner in the law firm of Grunda & Grunda. Mr. Grunda graduated from the College of Wooster with a bachelor of arts degree and from Ohio Northern University with a doctor of jurisprudence degree.

     Kelly J. Macke has been the Vice President of U. S. Sales and Marketing of Leisure Time since May 1999. Mrs. Macke was an Account Executive with Leisure Time Technology from January 1997 to May 1999. From 1994 to 1997, Mrs. Macke was a licensed insurance agent with Sedgwick, an insurance broker. From 1991 to 1994, Mrs. Macke was an Account Executive with Hogg Robinson, an insurance broker. Mrs. Macke attended Lorain County Community College. Kelly J. Macke is the daughter of Alan N. Johnson.

           John J. Pasierb has been the Vice President of Engineering and Research and Development of Leisure Time since 1999 and the President and Chief Executive officer of Technology since January 2000. From 1998 to 1999, Mr. Pasierb was the Vice President of Engineering and Research and Development of Leisure Time Technology. From 1994 to 1998, Mr. Pasierb was the President of Acclaim Coin-Operated Amusement, a wholly-owned subsidiary of Acclaim Entertainment. From 1992 to 1994, Mr. Pasierb was Vice President of Engineering of American Laser Games. Mr. Pasierb graduated from Western Michigan University with a Master of Science degree in engineering.

     Richard D. Sly has been an Assistant Secretary of Leisure Time since 1997 and a director of Leisure Time since 1993. Mr. Sly was a Vice President of Leisure Time from 1993 to 1997 and the Secretary of Leisure Time from 1993 to 1997. Mr. Sly has been employed by Richard Sly Architect, Inc., an architectural firm owned by him, since 1970. Mr. Sly graduated from Ohio State University with a bachelor of architecture degree. In addition to providing architectural services for the hotel for which Mr. Sly is compensated separately, Mr. Sly provides services as a part time employee of Leisure Time.

           Lester E. Bullock has been a director of Leisure Time since 1998 and has been the Director of Acquisitions or a Vice President and the Chief Operating Officer of Leisure Time Cruise Corporation since 1998. From 1994 to 1998, Mr. Bullock was the President and Chief Executive Officer and a director of Europa Cruise Corporation, a day cruise operator. From 1992 to 1994, Mr. Bullock was the General Manager and then the Vice President of Operations of Europa Cruise Corporation. Mr. Bullock graduated from Arizona State University with a bachelor of science degree in business administration.

           Per-Arne Skogstad has been a director of Leisure Time since December 1999. Mr. Skogstad has been the Director General of the Civil Aviation Authority in Norway since March 1999. From 1995 to 1999, he was Director General of the Department of Civil Affairs of the Ministry of Justice and Police of Norway. He has also served as the Assistant Director General of the Department of Research at the University of Oslo and was the Head of the Housing Department of the Student's Welfare Organization of Rogaland. Mr. Skogstad has a Master of Political Science from the Institute of Public Administration and Organization, at the University of Bergen, Norway and is a graduate in Economy and Administration from the State University College of Rogaland, Stravanger, Norway.

     Carl Williams has been a director of Leisure Time since April 2000. Mr. Williams is retired. Previous to his retirement he was the owner of a business in Cleveland, Ohio.

Committees of the Board of Directors

            The board of directors has a compensation committee and an audit committee. The compensation committee and the audit committee are composed of Per-Arne Skogstad and Carl A. Williams, the two non-employee directors. The primary functions of the compensation committee are to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of Leisure Time's officers and to administer the grants under Leisure Time's stock option plan. The functions of the audit committee are to review the scope of the audit procedures employed by Leisure Time's independent auditors, to review with the independent auditors Leisure Time's accounting practices and policies and recommend to whom reports should be submitted within Leisure Time, to review with the independent auditors their final audit reports, to review with Leisure Time's internal and independent auditors Leisure Time's overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

Compensation of Directors

            Leisure Time currently pays it non-employee directors cash compensation of $3,500 per directors' meeting attended and committee meeting attended that is held separately from a directors' meeting for their services as directors and each receives an option to purchase 15,000 shares of Leisure Time's common stock at market value on the date of grants. Directors are reimbursed for expenses incurred in connection with meetings of the board of directors or committees thereof.

Compensation Committee Interlocks and Insider Participation

     Leisure Time's compensation committee consists of Per-Arne Skogstad and Carl A. Williams.

Section 16(a) Beneficial Ownership Reporting Compliance

     To Leisure Time's knowledge, during Leisure Time's fiscal year ended June 30, 2000, there were no directors or officers or more than 10% shareholders who failed to timely file a Form 3, Form 4 or Form 5, other than Gerald J. Boyle, Lester E. Bullock, Eric R. Dey, Anne M. Ellison, Joseph C. Grunda, Alan N. Johnson, R. Thomas Klingel, Kelley L. Macke, Keko Mottes, John J. Pasierb, Elden
W. Rance, Per-Arne Skogstad, Richard D. Sly and Carl A. Williams who were all late in filing their Forms 3.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table provides certain information pertaining to the compensation paid by us and our subsidiaries during our last three fiscal years for services rendered by Alan N. Johnson, Elden W. Rance, R. Thomas Klingel, Gerald J. Boyle and John J. Pasierb.

                               ANNUAL COMPENSATION

                                                                               Long-Term
                                                                               Compensation Awards
                                                                               -------------------
                                                                               Securities
Name and                           Period Ended                                Underlying
Principal Position                 September 30,   Salary ($)   Bonus ($)      Options (#)
------------------                 -------------   ----------   ---------      -----------
Alan N. Johnson                         2000         588,463      60,000                --
Chairman of the                         1999         452,797     102,356             6,111
Board of Directors                      1998         357,544       3,847                --
President and
CEO

Elden W. Rance                          2000         342,131      30,000             2,038
Executive Vice President,               1999         219,247      54,847                --
Chief Financial Officer and             1998          26,539          --                --
Treasurer until July 13, 2000

R. Thomas Klingel                       2000         196,960      15,000             1,360
Executive Vice President of             1999         212,217      27,185                --
Marketing, Sales, Compliance            1998         177,024       2,597                --
and Licensing or President
and Chief Executive Officer
of Solutia Gaming Systems,
Inc. until April 2000

Gerald J. Boyle                         2000         172,933      16,250             1,020
Vice President and Secretary            1999         155,481      32,873                --
                                        1998         157,500                            --



                                                                               Long-Term
                                                                               Compensation Awards
                                                                               -------------------
                                                                               Securities
Name and                           Period Ended                                Underlying
Principal Position                 September 30,   Salary ($)   Bonus ($)      Options (#)
------------------                 -------------   ----------   ---------      -----------



John J. Pasierb                         2000         174,757      12,500             1,782
Vice President of                       1999         120,679       2,404           100,000
Engineering and Research and            1998              --          --                --
Development until January
1999, President and Chief
Executive Officer of
Technology since January 1999

Eric R. Dey                             2000         148,442      34,276            51,020
Chief Financial Officer                 1999              --          --                --
until May 2000, Vice                    1998              --          --                --
President of Finance until
October 1999

Joseph C. Grunda                        2000         126,725       8,250               680
Vice President of Licensing             1999          27,652          --                --
and Compliance/General                  1998              --          --                --
Counsel and Assistant
Secretary

Kelly L. Macke                          2000         105,311          --               680
Vice President of U.S. Sales            1999          83,995       3,150                --
and Marketing                           1998          75,650          --                --



         Leisure Time provides  Alan N. Johnson and provided  Elden W. Rance and
R. Thomas Klingel with automobiles and pays or paid the related insurance and maintenance. The total amounts paid by Leisure Time for automobiles, insurance and maintenance for the fiscal years ended June 30, 2000, 1999 and 1998 for each individual did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus paid to each individual.

Option Grants in Last Fiscal Year

     The following table provides information with respect to options granted during Leisure Time's fiscal year ended June 30, 2000, to Alan N. Johnson, Elden
W. Rance, R. Thomas Klingel, Gerald J. Boyle, Eric R. Dey, John J. Pasierb, Joseph C. Grunda and Kelly L. Macke:

                               Number of              Percent of Total
                              Securities             Options Granted to
                          Underlying Options        Employees in Fiscal        Exercise
        Name                    Granted                     Year                 Price            Expiration Date
---------------------     --------------------     -----------------------    ------------     -----------------------

  Alan N. Johnson                6,111                      3.4%                 $2.13             11/04 - 12/04

   Elden W. Rance                2,038                      1.1%                 $2.13             11/04 - 12/04*

 R. Thomas Klingel               1,360                      0.8%                 $2.13             11/04 - 12/04*

  Gerald J. Boyle                 166                       0.1%                 $2.13             11/04 - 12/04*

  John J. Pasierb                1,782                      1.0%                 $2.13             11/04 - 12/04*

    Eric R. Dey                  1,020                      0.6%                 $2.13             11/04 - 12/04*
                                50,000                     28.2%                $12.00       7   7/05/04 - 7/05/07

  Joseph C. Grunda                680                       0.4%                 $2.13             11/04 - 12/04*

   Kelly L. Macke                 680                       0.4%                 $2.13       `     11/04 - 12/04*

*Cancelled and exchanged for cash effective June 22, 2000.

Aggregate Option exercised in Last Fiscal Year and Fiscal Year End Option Values

     No options were exercised by Alan N. Johnson, Elden W. Rance, R. Thomas Klingel, Gerald J. Boyle, John J. Pasierb, Eric R. Dey, Joseph C. Grunda or Kelly L. Macke during Leisure Time's fiscal year ended June 30, 2000. The following table provides information with respect to them concerning unexercised options to purchase our common stock held by them as of the end of the fiscal year ended June 30, 2000:

                          Fiscal Year End Option Values

                         Number of Securities          Value of Unexercised
                        Underlying Unexercised         In-the-Money Options
                      Options at Fiscal Year End        at Fiscal Year End
        Name           Exercisable/Unexercisable   Exercisable/Unexercisable(1)

 Alan N. Johnson             1,018,900/-0-                $1,015,625/-0-
 Elden W. Rance               562,500/-0-                    -0-/-0-
 R. Thomas Klingel          164,300/40,000                   -0-/-0-
 Gerald J. Boyle             50,292/50,292                   -0-/-0-
 John J. Pasierb             60,000/40,000                   -0-/-0-
 Eric R. Dey                  12,500/-0-                     -0-/-0-
 Joseph C. Grunda            20,000/20,000                   -0-/-0-
 Kelly L. Macke              126,250/1,250                 $156,250/-0-

(1) Calculated by multiplying the difference between the exercise price and the closing bid price of $2.25 per share on June 30, 2000 by the applicable shares. Does not give consideration to commissions or other market conditions.

Employment Agreements

            Alan N. Johnson has an employment agreement with Leisure Time that terminates on June 30, 2003. Gerald J. Boyle and Richard D. Sly have employment agreements with Leisure Time that terminate on June 30, 2001. Under the employment agreements, the current annual base salaries of Alan N. Johnson, Gerald J. Boyle and Richard D. Sly are $600,000, $165,000 and $41,250, respectively. Each of the employment agreements is renewed automatically after its termination date for succeeding one year periods unless Leisure Time or the employee gives written notice of nonrenewal at least 180 days prior to the expiration of any such renewal date. Each of the employment agreements contains provisions that the employee will not disclose confidential information and will not compete with Leisure Time for various periods after termination or expiration of their employment agreements.

           Each of the employment agreements contains a provision that, at any time after a "change in control" of Leisure Time, the employee has the option to cause Leisure Time to repurchase all or any portion of the common stock of Leisure Time then owned by the employee at the higher of (i) the book value thereof as of the last day of the month prior to the date of notice, or (ii) the last sale price of a share of Leisure Time's common stock or the last price at which the common stock was sold by Leisure Time or by a stockholder of Leisure Time to any person (other than the employee). Also, upon a change of control of Leisure Time, each employee is automatically granted options to purchase the same number of shares of Leisure Time's common stock as are issuable upon exercise of options to purchase Leisure Time's common stock then owned by the employee. Such new options will have a ten year exercise period and an exercise price of $0.01 per share.

           A "change in control" is deemed to have occurred if:

- at any time any one person, or more than one person acting as a group, acquires beneficial ownership of the voting securities of Leisure Time that together with the voting securities beneficially owned by such person or group, constitute more than 20% of the total voting power of Leisure Time's outstanding voting securities; - the appointment or election of a majority of the members of Leisure Time's board of directors who are appointed or elected during any 24 month period but are not endorsed in writing by a majority of those members of Leisure Time's board of directors who were directors prior to the date of the appointment or election of the first such new directors comprising a majority of the board of directors; or - one person or more than one person acting as a group, acquires (or has acquired during the 12 month period ending on the date of the most recent acquisition by such person or persons) assets from Leisure Time that have a total fair market value equal to or greater than one-third of the total fair market value of all of Leisure Time's assets immediately before the acquisition or acquisitions.

           Bernard C. Johnson, an employee of Leisure Time and the brother of Alan N. Johnson, has an employment agreement with Leisure Time that terminates on June 30, 2001, and has the same confidentiality, noncompetition and change in control provisions as the employment agreements discussed above.

           Joseph C. Grunda has an employment agreement with Leisure Time that terminates on February 28, 2002. John J. Pasierb has an employment agreement with Leisure Time that terminates on January 31, 2002. Each of these employment agreements contains provisions that the employee will not disclose confidential information and will not compete with Leisure Time for various periods after termination or expiration of their employment agreements.

Consulting Agreement

           Effective March 31, 1998, Leisure Time entered into a consulting agreement with Anthony J. Siciliano, the former Executive Vice President and a former director of Leisure Time. Pursuant to the consulting agreement, Mr. Siciliano is required to provide a maximum of ten hours of management consulting per week for Leisure Time and its subsidiaries. Mr. Siciliano is paid an amount of $5,000 per month, together with the amount he pays to maintain his current health insurance, and any out-of-pocket expenses incurred by him in performing his consulting duties. The consulting agreement automatically terminates on December 31, 2008.

Stock Option Plan

           Leisure Time has an incentive and nonstatutory stock option plan that authorizes Leisure Time to grant incentive stock options within the meaning of
Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The stock option plan currently relates to a total of 4,500,000 shares of common stock. Leisure Time has agreed with the representative of the underwriters of Leisure Time's public offering that all options granted under the plan after the date of this prospectus until options to purchase a total of 3,000,000 shares have been granted will be granted at no less than fair market value. Thereafter and until the next meeting of Leisure Time's stockholders, any options granted relating to the next 1,500,000 shares only may be granted at no less than the greater of the fair market value of the common stock on the date of grant or 120% of the public offering price of the common stock.

           Options to purchase 764,900 shares of common stock have been granted under the plan that are outstanding. The options are exercisable at between $2.50 and $12.00 per share, vest over various periods of time and terminate between 2003 and 2008. Of the outstanding options granted under the stock option plan, executive officers of Leisure Time have been granted options to purchase 246,400 shares of common stock and other employees have been granted options to purchase 518,500 shares of common stock. The outstanding options have an average exercise price of approximately $7.03 per share.

           The stock option plan is administered by Leisure Time's board of directors or a committee thereof which determines the terms of options granted, including the exercise price, the number of shares of common stock subject to the option, and the terms and conditions of exercise. No option granted under the stock option plan is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable during the lifetime of the optionee only by such optionee. The board of directors currently administers the stock option plan.

           Leisure Time has also granted nonqualified options to purchase 2,477,348 shares of Leisure Time's common stock outside of the stock option plan. Of these options, executive officers of Leisure Time have been granted options to purchase 1,147,348 shares of common stock that are exercisable at between $1.00 to $2.50 per share, are fully vested and terminate between 2005 and 2013. These options have a weighted average exercise price of approximately $1.44 per share.

Limitation of Liability and Indemnification

           Pursuant to the provisions of the Colorado Business Corporation Act, Leisure Time has adopted provisions in its articles of incorporation which provide that its directors will not be personally liable to Leisure Time or its stockholders for monetary damages for a breach of fiduciary duty as a director, except that the provisions will not eliminate or limit the directors' liability as a result of:

                    - a breach of the director's duty of loyalty to Leisure Time or its stockholders;

                    - acts or  omissions  not in good  faith  or  which  involve intentional misconduct or a knowing violation of law;

                    - voting for or assenting to a  distribution,  which,  after giving effect to the distribution, would result in (a) Leisure Time not being able to pay its debts as they become due in the usual course of business, or (b) Leisure Time's total assets being less than the sum of its total liabilities plus amounts needed to satisfy preferential rights upon dissolution of Leisure Time; or

                    - any  transaction  from  which  the  director  directly  or indirectly derives any improper personal benefit.

           Leisure Time's articles of incorporation state that Leisure Time shall indemnify, to the maximum extent permitted by law, any person who is or was a director, officer, agent, fiduciary or employee of Leisure Time against any claim, liability or expense arising against or incurred by such person made party to a proceeding because such person served in any of such capacities or because the person is or was serving another entity as a director, officer, partner, trustee, employee, fiduciary or agent at Leisure Time's request. The articles of incorporation also permit Leisure Time to purchase and maintain insurance providing such indemnification. Leisure Time's bylaws also provide for indemnification of such persons and for the advancement of expenses to such persons.

           Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and control persons of Leisure Time pursuant to the foregoing provisions, or otherwise, Leisure Time has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

              MANAGEMENT

            The following table sets forth information regarding beneficial ownership of Leisure Time's common stock, as of October 17, 2000, by:

                    -  each  person  who  is  known  by  Leisure   Time  to  own
               beneficially more than 5% of Leisure Time's outstanding shares of common stock;

                    - each of Leisure Time's executive officers named in Item 11 and Leisure Time's directors;

                    - all current  executive  officers and  directors of Leisure
               Time as a group; and

                    - each  other  person  listed  in the  Summary  Compensation
               Table.

            Shares of common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire the shares of common stock within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted, each person has sole voting and investment power with respect to the shares of common stock shown.

                                                  Share of Common Stock
  Name and Address,                                 Beneficially Owned
  If Over 5%, of Beneficial Owner                 Prior to the Offering

                                               Number          Percent of Class

  Alan N. Johnson                           3,202,456(1)            45.8%
     1284 Miller Road
     Avon, OH  44011

  Gerald J. Boyle                             350,292(2)             5.9
     4258 Communications Drive
     Norcross, GA  30093

  Richard D. Sly                              325,920(3)             5.5
     13920 West Lake Road
     Vermillion, OH  44089

  Lester E. Bullock                            20,850(4)              *

  John S. Pasteno                              41,782(5)              *

  Per-Arne Skogstad                                                   *
                                               15,000(6)

  Carl A. Williams                                  -0-               *

  Directors and Current Executive
   officers as a   group (6 persons)         4,113,700(8)           56.3%

  R. Thomas Klingel                                 -0-               -0-

  Elden W. Rance                                    -0-               -0-

  Anthony J. Siciliano                        301,000(9)             5.1%
     18 Neil Drive
     Smithtown, NY  11787

  David K. Vanco                              917,643(10)
     1 South Piermont Drive
     North Barrington, IL  60010

  * Less than 1%.

          (1) The shares owned by Alan N. Johnson include 1,066,567 shares of common stock underlying presently exercisable options.

          (2) The shares owned by Gerald J. Boyle include 50,292 shares of common stock underlying presently exercisable options.

          (3) The shares owned by Richard D. Sly include 43,420 shares of common stock underlying presently exercisable options.

          (4) The shares owned by Lester E. Bullock represent 40,000 shares of common stock underlying the exercisable portion of an option.

          (5) The shares owned by John J. Pasierb represent 41,782 shares of common stock underlying the exercisable portion of options.

          (6) The shares owned by Per-Arne Skogstad represent 5,000 shares of common stock underlying the presently exercisable portion of an option for 15,000 shares.

          (7) Carl A. Williams owns an option to purchase 15,000 shares none of which will be exercisable until April 19, 2001.

          (8) The shares owned by the directors and executive officers include the shares set forth above and 2,000 shares owned by Joseph C. Grunda, 20,000 shares underlying the presently exercisable portions of an option owned by Joseph C. Grunda and 126,250 shares underlying presently exercisable portions of options owned by Kelly L. Macke.

          (9) The shares owned by Anthony J. Siciliano include 75,000 shares of common stock underlying a presently exercisable option and include 141,250 shares owned by Mr. Siciliano's wife, Mary E. Siciliano.

          (10) The shares owned by David K. Vanco include 661,643 shares of common stock underlying a presently exercisable option and a presently exercisable warrant and a warrant that will be exercisable at 120% of the offering price of a share of common stock in this offering.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1998, Cruises borrowed $3,000,000 from Foothill Capital Corporation. The loan is secured by the assets of Cruises, including the Leisure Lady, and is guaranteed by Technology and Leisure Time. In May 1999, Leisure Express Cruise, LLC and Florida Casino Cruises, Inc. borrowed a total of approximately $5.4 million from Foothill Capital Corporation. The loans are secured by the assets of Leisure Express Cruise, LLC and Florida Casino Cruises, Inc., including the Vegas Express, and are guaranteed by Leisure Time, Technology and Cruises. Alan N. Johnson also guaranteed $1,000,000 of all of the loans from Foothill Capital Corporation. Mr. Johnson received no compensation for guaranteeing the loans.

     Mr. Johnson has also guaranteed a $1,000,000 line of credit that Leisure Time has with Merrill Lynch Business Financial Services, Inc. The line of credit is secured by substantially all of the assets of Leisure Time and is guaranteed by Technology, Cruises and Mr. Johnson. Mr. Johnson received no compensation for guaranteeing the line of credit.

     Mr.  Johnson  owns 51% of Leisure  Time  Europe  Ltd. , which was formed in
February 1998 and acts as the distributor of Leisure Time's video gaming machines to charities in Norway. Leisure Time sells the video gaming machines to Leisure Time Europe, which adds a markup to the price and resells the video gaming machines to the charities. The markup ranges from $400 to $1,200 per video gaming machine depending on the number of video gaming machines sold to the particular charity. Leisure Time Europe also services the video gaming machines. From its inception through June 30, 1999, Leisure Time Europe has realized a gross amount of approximately $40,000 from markups on the video gaming machines sold in Norway. Leisure Time has reserved $33,000 associated with sales to Leisure Time Europe. The remaining 49% of Leisure Time Europe is owned by unaffiliated parties.

     Leisure Time leases a condominium/office from Mr. Johnson. The lease expires on October 31, 2002 and requires rental payments of $3,000 per month net/net/net plus all association fees related to the condominium/office. Rent expense for the years ended June 30, 1999 and 2000 were $30,000 and $13,000, respectively.

     Leisure Time leases office space in Ohio from Mr. Johnson at a rate of $2,000 per month. The term of the lease extends through June 2000. Rent expenses for the years ended June 30, 1999 and 2000, were $18,000 and $18,000 respectively. Accrued rent related to this lease was $18,000 and $9,000 at June 30, 1999 and 2000, respectively.

     Leisure Time leases 12 automobiles from J-Way Leasing, Ltd., a company owned by Mr. Johnson. The leases are for 36 months to 48 months and have various dates of expiration through December 2002. Leisure Time reimburses J-Way Leasing, Ltd. for the down payments J-Way Leasing, Ltd. pays on each of the automobiles and pays J-Way Leasing, Ltd. a monthly payment equivalent to the monthly payments (plus 5%) that J-Way Leasing, Ltd. pays for each automobile. No amounts were paid by Leisure Time to J-Way Leasing, Ltd. for the year ended June 30, 1998, but for the years ended June 30, 1999 and June 30, 2000, $61,000 and $63,000, respectively, was paid.

     In October 1998, Cruises borrowed $3,000,000 from Foothill Capital Corporation. The loan is secured by the assets of Cruises, including the Leisure Lady, and is guaranteed by Technology, Casinos and Mr. Johnson, none of which received any compensation for guaranteeing the loan. This loan is currently in default.

     Mr. Johnson has also guaranteed $1,000,000 of $8,400,000 of notes payable. The notes payable are secured by substantially all the assets of Cruises and Florida Casino Cruises and are guaranteed by Technology and Cruises. Mr. Johnson, Technology and Cruises received no compensation for guaranteeing the notes payable.

     Mr. Johnson has also guaranteed a $1,000,000 line-of-credit that Leisure Time has with a finance company. The line-of-credit is secured by substantially all of the assets of Leisure Time and is guaranteed by Technology, Cruises and Mr. Johnson, none of which received any compensation for guaranteeing the line-of-credit.

     Mr. Johnson has advanced approximately $362,000 to Leisure Time. Leisure Time issued Mr. Johnson a demand promissory note in the amount of $295,381.37 for a portion of the advances. The amount of the promissory note was offset by $116,956 due from Mr. Johnson to Leisure Time. The balance of the promissory note bears interest at 6% per annum. The note is secured by certain gaming machines.

     Leisure Time uses the architectural services of Richard D. Sly who is also the assistant secretary and a director of Leisure Time. These services are being performed in connection with Leisure Time's renovation of the hotel property. For the year ended June 30, 2000, approximately $27,000 was paid in connection with these services.

     The brother of Mr. Johnson is the owner of a consulting business that was paid $140,000 during the year ended June 30, 2000. The same person was also an employee of Leisure Time and was paid $60,000 during the year ended June 30, 2000.

     The brother of the president of Leisure Time owes Leisure Time $86 through a lease receivale at June 30, 2000.

     In October 16, 2000, an affiliate of Mr. Johnson offered to purchase all of the outstanding stock of Leisure Time Hospitality, Inc. for the sum of $1,300,000 minus the approximately $360,000 due on the note for the hotel property owned by Leisure Time Hospitality, Inc. and the $83,900 of accounts payable of Leisure Time Hospitality, Inc. The net purchase price would be paid by a note that would bear interest at prime, plus 2% would be due on April 25, 2000, and would be secured by a second mortgage on the hotel property. The board of directors of Leisure Time is currently considering the acceptance of this offer.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          -----

Independent  Auditors'  Reports F-1 Consolidated  Balance Sheets
   as of September 30, 2000 and 1999                                       F-3
Consolidated  Statements of Operations for the three year p
   period ended September 30, 2000                                         F-5
Consolidated Statements of Comprehensive Income (loss) for the
        three year period ended September 30, 2000                         F-7
Consolidated Statements of Stockholders' Equity  (Deficit) for the
   three year period ended September 30, 2000                              F-8
Consolidated Statements of Cash Flows for the three year period ended
   September 30, 2000                                                      F-9
Notes to Consolidated Financial Statements                                 F-12

All schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

Financial Statement Schedules

     None.

Exhibits

See "EXHIBIT INDEX"

Current Reports on Form 8-K:

None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 2000.

                      LEISURE TIME CASINOS & RESORTS, INC.

                                            By:/s/Alan N. Johnson
                                               --------------------------
                                                Alan N. Johnson, President and
                                                Chief Executive Officer

                                            By:/s/Gary W. Knox
                                               --------------------------
                                               Gary W. Knox, Chief Financial
                                                Officer and Principal
                                                Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                                       Title        Date
----------                                      ------       -----

/s/Gerald J. Boyle
---------------------
Gerald J.  Boyle                              Director     October 20, 2000

/s/Lester E. Bullock
---------------------
Lester E.  Bullock                            Director     October 20, 2000

/s/Alan N. Johnson
---------------------
Alan N.  Johnson                              Director     October 20, 2000

/s/ Richard D. Sly
---------------------
Richard D.  Sly                               Director     October 20, 2000


---------------------
Per-Arne Skogstad                             Director

/s/ Carl A. Williams
---------------------
Carl A. Williams                              Director     October 20, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                     LEISURE TIME CASINOS AND RESORTS, INC.

                                    EXHIBITS

                                       TO

                                ANNUAL REPORT ON

                                    FORM 10-K

                                     FOR THE

                                FISCAL YEAR ENDED

                                  JUNE 30, 2000

                                  EXHIBIT INDEX

                  EXHIBIT NO. DESCRIPTION AND METHOD OF FILING

2.0 Agreement and Plan of Reorganization dated as of August 30, 1996, among U.S. Games, Inc., Leisure Time Casinos & Resorts, Inc., Leisure Acquisition, Inc. and certain holders of U.S. Games, Inc. Outstanding Stock, Options and Warrants together with Exhibits C, D, E, F, G, H and J thereto. The other schedules and exhibits to the Agreement and Plan of Reorganization are listed therein and copies thereof will be furnished supplementally to the United States Securities and Exchange Commission upon request.*

2.1 Amended and Restated Asset Purchase Agreement dated as of January 31, 1997, between Leisure Time Casinos & Resorts, Inc. and Star of Cincinnati, Inc.*

2.2 Accord and Satisfaction and Release of Mortgages Agreement dated as of February 3, 1997, by Leisure Time Casinos & Resorts, Inc., Star of Cincinnati, Inc. and Henry E. Davis Trustee.*

3.0 Articles of Incorporation of Leisure Time Casinos & Resorts, Inc. dated February 4, 1993.*

3.1 Articles of Amendment to the Articles of Incorporation of Leisure Time Casinos & Resorts, Inc. filed on April 3, 1997.*

3.2 Articles of Amendment to the Articles of Incorporation of Leisure Time Casinos & Resorts, Inc. filed on May 12, 1999.*

3.3 Articles of Amendment to the Articles of Incorporation of Leisure Time Casinos & Resorts, Inc. filed on December 10, 1999.***

3.4  Bylaws of Leisure Time Casinos & Resorts, Inc. adopted May 12, 1999.*

4.0  Form of Representatives Warrant for the Purchase of Common Stock.*

10.0 1997 Incentive and Nonstatutory Stock Option Plan.*

10.1 Amendment No. 1 to 1997 Incentive and Nonstatutory Stock Option Plan.*

10.2 Form of 11% Convertible Promissory Note Due September 1, 1999.*

10.3 11% Convertible Promissory Note Due May 29, 1999.*

10.4 11% Convertible Promissory Note Due May 30, 1999.*

10.5 Employment Agreement dated effective July 1, 1998, between Leisure Time Casinos & Resorts, Inc. and Alan N. Johnson, Amendment to Employment Agreement dated effective September 9, 1998, between Leisure Time Casinos & Resorts, Inc. and Alan N. Johnson and Amendment to Employment Agreement dated effective February 22, 1999, between Leisure Time Casinos & Resorts, Inc. and Alan N. Johnson.*

10.6 Employment Agreement dated effective July 1, 1998, between Leisure Time Casinos & Resorts, Inc. and Gerald J. Boyle and Amendment to Employment Agreement dated effective September 9, 1998, between Leisure Time Casinos & Resorts, Inc. and Gerald J. Boyle.*

10.7 Employment Agreement dated effective July 1, 1998, between Leisure Time Casinos & Resorts, Inc. and Elden W. Rance, Amendment to Employment Agreement dated effective September 9, 1998, between Leisure Time Casinos & Resorts, Inc. and Elden W. Rance and Amendment to Employment Agreement dated effective February 22, 1999, between Leisure Time Casinos & Resorts, Inc. and Elden W. Rance.*

10.8 Employment Agreement dated effective July 1, 1998, between Leisure Time Casinos & Resorts, Inc. and R. Thomas Klingel and Amendment to Employment Agreement dated effective September 9, 1998, between Leisure Time Casinos & Resorts, Inc. and R. Thomas Klingel.*


10.9 Employment Agreement dated effective July 1, 1998, between Leisure Time Casinos & Resorts, Inc. and Richard D. Sly and Amendment to Employment Agreement dated effective September 9, 1998, between Leisure Time Casinos & Resorts, Inc. and Richard D. Sly.*

10.10Employment  Agreement dated  effective March 1, 1999,  between Leisure Time
     Casinos & Resorts, Inc. and Keko Mottes.*

10.11Employment  Agreement dated  effective March 1, 1999,  between Leisure Time
     Casinos & Resorts, Inc. and John J. Pasierb.*

10.12Employment  Agreement dated effective April 20, 1999,  between Leisure Time
     Casinos & Resorts, Inc. and Joseph C. Grunda.*

10.13Lease  Agreement dated December 1, 1997,  between Leisure Time  Technology,
     Inc. and Weeks Realty, L.P.*

10.14Lease  Agreement  dated  October  31,  1997,  between  Alan N.  Johnson and
     Leisure Time Casinos & Resorts, Inc.*

10.15Purchase  Agreement dated March 23, 1998,  between Lisa Lemon,  Inc. and Al
     Johnson.*

10.16Amendment to Purchase  Agreement  dated June 26, 1998,  between Lisa Lemon,
     Inc. and Al Johnson.*

10.17Assignment  dated  September  11,  1998,  from Al Johnson  to Leisure  Time
     Hospitality, Inc.*

10.18Promissory Note dated  September 15, 1998,  from Leisure Time  Hospitality,
     Inc. to Lisa Lemon, Inc. and Guaranty of Alan N. Johnson thereof.*

10.19Mortgage  Deed dated  September  15, 1998,  from Leisure Time  Hospitality,
     Inc. to Lisa Lemon, Inc.*

10.20Bareboat  Charter Party dated as of June 22, 1998,  between  Florida Casino
     Cruises, Inc. and Leisure Express Cruise LLC.*

10.21 Addendum to Bareboat Charter Agreement.*

10.22Purchase  Option  Agreement  dated as of June  22,  1998,  between  Florida
     Casino Cruises, Inc. and Leisure Express Cruise, LLC.*

10.23$3,000,000  Secured  Promissory  Note dated  October 9, 1998,  from Leisure
     Time Cruise Corporation to Foothill Capital Corporation.*

10.24Security   Agreement  dated  October  9,  1998,  between  Foothill  Capital
     Corporation and Leisure Time Cruise Corporation.*

10.25First  Preferred Ship Mortgage dated October 9, 1998,  between Leisure Time
     Cruise Corporation and Foothill Capital Corporation.*

10.26Equipment  Security  Agreement  dated  October  9, 1998,  between  Foothill
     Capital Corporation and Leisure Time Technology, Inc.*

10.27Continuing  Guaranty dated October 9, 1998,  from Leisure Time  Technology,
     Inc. to Foothill Capital Corporation.*

10.28Continuing  Guaranty  dated  October 9, 1998,  from  Leisure Time Casinos &
     Resorts, Inc. to Foothill Capital Corporation.*

10.29Continuing  Guaranty  dated  October  9,  1998,  from  Alan N.  Johnson  to
     Foothill Capital Corporation.*

10.30$1,500,000  Promissory  Note dated  December 17, 1998,  from Leisure  Belle
     Cruise LLC to General Electric Capital Corporation.*

10.31$1,500,000  Loan and Security  Agreement  dated December 17, 1998,  between
     Leisure Belle Cruise, LLC and General Electric Capital Corporation.*

10.32Guaranty  Agreement  dated  December 17, 1998,  from Leisure Time Casinos &
     Resorts, Inc. to General Electric Capital Corporation.*

10.33Guaranty   Agreement   dated   December   17,   1998,   from  Leisure  Time
     Technologies, Inc. to General Electric Capital Corporation.*

10.34First  Preferred Ship Mortgage dated December 17, 1998,  from Leisure Belle
     Cruise, LLC in favor of General Electric Capital Corporation.*

10.35Consulting  Agreement  dated March 31, 1998 between  Leisure Time Casinos &
     Resorts, Inc. and A. J. Siciliano.

10.36Bareboat  Charter  Party  dated as of January  22,  1999,  between  Florida
     Casino Cruises, Inc. and Leisure Express, LLC.*

10.37Purchase  Option  Agreement  dated as of January 22, 1999,  between Florida
     Casino Cruises, Inc. and Leisure Express, LLC.*

10.38Consulting Agreement dated as of February 1, 1999, between and Kent Manley and Leisure Time Cruise Corporation.*

10.39Dockage  Agreement and Lease dated as of June 1, 1998,  between Rowe Square
     Corporation and Leisure Express Cruise, LLC.*

10.40Distribution  Agreement  dated  January  23,  1998,  between  Leisure  Time
     Technology, Inc. and Sao Paulo Games Commercial LTDA.*

10.41Amendment to the Contract for Distribution dated January 22, 1998, between Leisure Time Technology, Inc. and Sao Paulo Games Commercial LTDA.*

10.42Stock Purchase Agreement dated April 22, 1999, between J. Kent Manley and Leisure Express Cruise, LLC.*

10.43$2,100,000  Secured Promissory Note dated April 22, 1999, from Leisure
     Express Cruise, LLC to Foothill Capital Corporation.*

10.44Security  Agreement  dated April 22, 1999,  between  Foothill  Capital
     Corporation and Leisure Express Cruise, LLC.*

10.45$3,225,000  Secured Promissory Note dated April 22, 1999, from Florida
     Casino Cruises, Inc. to Foothill Capital

                             Corporation.*

10.46Security  Agreement  darted April 22, 1999,  between  Foothill Capital
     Corporation and Florida Casino Cruises, LLC.*

10.47Continuing  Guaranty  dated  April  22,  1999,  from  Leisure  Express
     Cruise, LLC to Foothill Capital Corporation.*

10.48First  Preferred Ship Mortgage dated April 22, 1999,  between  Florida
     Casino Cruises, Inc. and Foothill Capital Corporation.*

10.49Amendment  No. 1 to Loan  Documents  dated  April  22,  1999,  between
     Foothill Capital Corporation and Leisure Time Cruise Corporation.*

10.50Amendment to and  Confirmation  of Guaranty  dated April 22, 1999,  by
     Leisure   Time   Technology,   Inc.  in  favor  of  Foothill   Capital
     Corporation.*

10.51Amendment to and  Confirmation  of Guaranty  dated April 22, 1999,  by
     Leisure Time Casinos & Resorts, Inc. in favor of Foothill Capital Corporation.*

10.52Amendment to and  Confirmation  of Guaranty  dated April 22, 1999,  by
     Alan N. Johnson in favor of Foothill Capital Corporation.*

10.53Second amendment to First Ship Mortgage dated April 22, 1999,  between
     Leisure Time Cruise Corporation and Foothill Capital Corporation.*


10.54Pledge Agreement dated April 22, 1999,  between Leisure Express Cruise
     LLC and Foothill Capital Corporation.*

10.55Continuing  Guaranty  dated April 22,  1999,  from Leisure Time Cruise
     Corporation in favor of Foothill Capital Corporation.*

10.56Continuing   Guaranty  dated  April  22,  1999,  from  Florida  Casino
     Cruises, Inc. in favor of Foothill Capital Corporation.*

10.57Continuing Guaranty dated April 22 1999, from Alan N. Johnson in favor of Foothill Capital Corporation.*

10.58Master  Agreement and Lease between Leisure  Express  Cruise,  LLC and
     Shoestring Properties Limited Partnership dated April 29, 1999.*

10.59Marina  Lease  dated  April 29,  1999  between  Shoestring  Properties
     Limited Partnership and Leisure Time Cruise Corporation.*

10.60Dockside Lease dated April 29, 1999 between  Shoestring  Properties Limited
     Partnership and Leisure Time Cruise Corporation.*

10.61First Amendment to Lease Agreement dated April 9, 1999 between Leisure Time
     Technology Inc. and Weeks Realty, LP.*

10.62 Form of Unlimited Guaranty in favor of Firestone Financial Corp.*

10.63WCMA Loan and Security Agreement No. 701-07H43 dated November 16, 1998, between Merrill Lynch Business Financial Services, Inc. and Leisure Time Casinos & Resorts, Inc. and Letter Agreement dated February 18, 1999.*

10.64Lease dated May 10,  1999,  by and between Alan N. Johnson and Leisure Time
     Casinos & Resorts, Inc.*

10.65Employment  Agreement  dated  effective July 1, 1998,  between Leisure Time
     Casinos & Resorts, Inc. and Bernard C. Johnson and Amendment to Employment Agreement dated effective September 9, 1998, between Leisure Time Casinos & Resorts, Inc. and Bernard C. Johnson.*

10.66Promissory  Note dated June 18, 1999,  from Leisure Time Casinos & Resorts,
     Inc. to American International Specialty Lines Insurance Company.*

10.67Employment  Agreement  dated  effective July 6, 1999,  between Leisure Time
     Casinos & Resorts, Inc. and Eric R. Dey.*

10.68License  Agreement   effective  July  12,  1999,  between  Radisson  Hotels
     International, Inc. and Leisure Time Hospitality, Inc.*

10.69 Form of Custody Agreement.*

10.70Letter dated July 26, 1999 from Merrill Lynch Business Financial  Services,
     Inc. to Leisure Time Casinos & Resorts, Inc.*

10.71Form of Consulting Agreement between Schneider Securities, Inc. and Leisure
     Time Casinos & Resorts, Inc.*

10.72Solutia Gaming  Systems,  Inc.'s  Exclusive  Distribution  Agreement  dated
     November 9, 1999.**

10.73Solutia  Gaming  Systems,   Inc.'s  Exclusive   Distribution  Agreement  of
     Individual Games dated November 9, 1999.**

10.74Subscription Agreement dated December 10, 1999, between Prime Technological
     Services and Leisure Time Casinos & Resorts, Inc. (without exhibits B, C or
     D).***

10.76Promissory  Note in the amount of $98,880 and dated December 10, 1999, from
     Leisure  Time  Casinos  &  Resorts,   Inc.  to  Mogo  Financial  Management
     Company.***

10.77Consulting  Agreement  dated December 10, 1999, by and between Leisure Time
     Casinos & Resorts, Inc. and Mogo Financial Company d/b/a Mogo Technical Consultants.***

10.78Promissory  Note dated June 1, 2000,  from  Leisure Time Casinos & Resorts,
     Inc. to Alan N. Johnson.****

21   Subsidiaries of the Registrant.****

27.0 Financial Data Schedule.

* Items incorporated by reference to Leisure Time Casinos & Resorts, Inc.'s Registration Statement on Form S-1, (File No. 333-77737).

** Items incorporated by reference to Leisure Time Casinos & Resorts, Inc.'s Quarterly Report on Form 10-Q from the Quarter Ended September 30, 1999.

*** Items incorporated by reference to Leisure Time Casinos & Resorts, Inc.'s Current Report on Form 8-K dated December 10, 1999.

**** Filed as an exhibit hereto.

                      LEISURE TIME CASINOS & RESORTS, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                        and Independent Auditors' Report
                             June 30, 1999 and 2000

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           -----
Leisure Time Casinos & Resorts, Inc. and Subsidiaries

Independent Auditors' Report...............................................F - 2

Consolidated Financial Statements

        Consolidated Balance Sheets........................................F - 4

        Consolidated Statements of Operations..............................F - 5

        Consolidated Statement of Stockholders' Equity.....................F - 6

        Consolidated Statements of Cash Flows .............................F - 7

Notes to Consolidated Financial Statements.................................F - 9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Leisure Time Casinos &
 Resorts, Inc. and Subsidiaries
Norcross, Georgia

We have audited the accompanying consolidated balance sheets of Leisure Time Casinos & Resorts, Inc. and Subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leisure Time Casinos & Resorts, Inc. and Subsidiaries at June 30, 1999 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

Board of Directors and Stockholders
Leisure Time Casinos &

 Resorts, Inc. and Subsidiaries
Page Two

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a deficit in stockholders' equity of $3,978,000 at June 30, 2000 and a net loss from continuing operations of $18,718,000 for the year then ended. The Company is in default on most of its debt and has been sued by several note holders and creditors for collection. In addition, the Company has recently been denied gaming licenses by four jurisdictions. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             Ehrhardt Keefe Steiner & Hottman PC
October 6, 2000
Denver, Colorado

                      LEISURE TIME CASINOS & RESORTS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

               (In thousands, except share and per share amounts)

                                                                                                   June 30,
                                                                                      --------------------------------
                                                                                          1999                2000
                                                                                      -------------       ------------

                                                             Assets

Current assets

    Cash and cash equivalents                                                         $       2,636       $        275
    Notes receivable - related party - current (Note 8)                                          -                  69
    Trade accounts receivable, less allowance of $191 (1999) and $219 (2000)                  1,689                233
    Receivable - other                                                                           18                 12
    Current portion of net investment in direct financing leases                                  1                 -
    Inventories, net (Note 4)                                                                10,643              3,363
    Prepaid expenses and other                                                                  905                305
    Deferred tax asset - current (Note 11)                                                      180                 -
    Income tax receivable                                                                        -                 325
    Net assets of discontinued operations (Note 6)                                            9,249                 -
                                                                                      -------------       ------------
             Total current assets                                                            25,321              4,582
                                                                                      -------------       ------------

Property and equipment, net (Note 5)                                                          1,359                875
Note receivable - related party - long-term (Note 8)                                             -                  12
Financial interest in collateral (Note 6)                                                             7,423              7,807
Goodwill, net of accumulated amortization of $1,786 (1999) and $2,280 (2000)                  4,344              3,531
Non-compete agreement, net of accumulated amortization of $1,456 (1999) and
  $1,977 (2000) (Note 19)                                                                     3,758              3,237
Other assets, net (Note 5)                                                                    1,084                 78
Deposits                                                                                        124                166
                                                                                      -------------       ------------

Total assets                                                                          $      43,413       $     20,288
                                                                                      =============       ============

                                         Liabilities and Stockholders' Equity (Deficit)

Current liabilities

    Line-of-credit (Note 9)                                                           $         960     $        1,034
    Current portion of long-term notes payable (Note 9)                                       6,660             11,738
    Current portion of capital leases                                                            63                 -
    Current portion of other long-term liabilities (Note 10)                                    466                466
    Accounts payable                                                                          7,157              2,538
    Accrued expenses (Note 7)                                                                 1,915              1,829
    Income taxes payable                                                                      1,723                 -
    Net liabilities of discontinued operations (Note 6)                                          -               3,143
                                                                                      -------------       ------------
             Total current liabilities                                                       18,944             20,748
                                                                                      -------------       ------------

Long-term liabilities

    Long-term portion of notes payable (Note 9)                                               7,299                 -
    Long-term portion of capital leases                                                          93                 -
    Deferred income taxes payable (Note 11)                                                     386                 -
    Other long-term liabilities (Note 10)                                                     4,156              3,518
                                                                                      -------------       ------------
             Total long-term liabilities                                                     11,934              3,518
                                                                                      -------------       ------------

Total liabilities                                                                            30,878             24,266
                                                                                      -------------       ------------

Commitments and contingencies (Notes 9, 10, 12, 13 and 15)

Stockholders' equity (deficit)(Notes 15 and 16)
    Preferred stock, no par value;  5,000,000 shares authorized;  523,579 shares
     issued and outstanding at June 30, 2000, liquidation preference of $5,392,790               -               4,964
    Common stock, $.001 par value; 45,000,000 shares authorized; 5,171,829
     (1999) and 5,918,301 (2000) issued and outstanding                                           5                  6
    Additional paid-in capital                                                                8,116             14,339
    Common stock subscription                                                                  (240)              (240)
    Retained earnings (accumulated deficit)                                                   4,654            (23,047)
                                                                                      -------------       ------------
             Total stockholders' equity (deficit)                                            12,535             (3,978)
                                                                                      -------------       ------------

Total liabilities and stockholders' equity (deficit)                                  $      43,413       $     20,288
                                                                                      =============       ============

                See notes to consolidated financial statements.

                      Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

                                                                                          For the Years Ended June 30,
                                                                              ----------------------------------------------------
                                                                                    1998               1999               2000
                                                                              --------------     --------------     --------------

Revenue                                                                       $       28,643     $       56,896     $       15,566
Cost of goods sold                                                                    16,517             30,107             10,761
                                                                              --------------     --------------     --------------

Gross profit                                                                          12,126             26,789              4,805
                                                                              --------------     --------------     --------------

Selling, general and administrative expenses                                           8,727             10,395             11,214
Inventory impairment (Note 3)                                                           -                  -               7,355
Research and development costs                                                           642              1,445              3,276
Stock based compensation (Note 15)                                                        -               1,500                 -
Interest expense, net                                                                    840                622              1,249
Litigation (Note 13)                                                                   3,043                318              1,739
                                                                              --------------     --------------     --------------
          Total operating expenses                                                    13,252             14,280             24,833
                                                                              --------------     --------------     --------------

Net income (loss) before income tax benefit (expense)                                 (1,126)            12,509            (20,028)
Income tax (expense) benefit (Note 11)                                                   197             (4,628)             1,310
                                                                              --------------     --------------     --------------

Net income (loss) from continuing operations                                            (929)             7,881            (18,718)
                                                                              --------------     --------------     --------------

Loss from operations of discontinued operations (Note 6)                                  -              (3,449)            (1,760)

Loss on disposal of        discontinued operations including provision of
  $1,903 for operating losses during phase out period (Note 6)                            -                  -              (7,066)
                                                                              --------------     --------------     --------------

Loss from discontinued operations                                                         -              (3,449)            (8,826)
                                                                              --------------     --------------     --------------

Net income (loss) before preferred stock dividends                                      (929)             4,432            (27,544)
                                                                              --------------     --------------     --------------

Dividends declared                                                                        -                  -                 157
                                                                              --------------     --------------     --------------

Net income (loss) available to common shareholders                            $         (929)    $        4,432     $      (27,701)
                                                                              ==============     ==============     ==============

Earnings (loss) per common share - continuing operations (Note 17)            $         (.21)    $         1.66     $        (3.25)
                                                                              ==============     ==============     ==============

Earnings (loss) per common share - discontinued operations (Note 17)          $           -      $         (.73)    $        (1.53)
                                                                              ==============     ==============     ==============

Earnings (loss) available to common shareholders per common share - basic
  (Note 17)                                                                   $         (.21)    $          .93     $        (4.81)
                                                                              ==============     ==============     ==============

Earnings (loss) available to common shareholders per common share -
  diluted (Note 17)                                                           $         (.21)    $          .56     $        (4.81)
                                                                              ==============     ==============     ==============

Weighted average number of common shares outstanding - basic (Note 17)             4,516,528          4,755,771          5,753,815
                                                                              ==============     ==============     ==============

Weighted average number of common shares outstanding - diluted (Note 17)           4,516,528          7,898,220          5,753,815
                                                                              ==============     ==============     ==============

                 Consolidated Statement of Stockholders' Equity




                              Preferred Stock                Common Stock        Additional    Common       Accumulated
                           ------------------------     ---------------------     Paid-in      Stock         Deficit/
                            Shares         Amount        Shares        Amount     Capital      Subscrip-     Retained
                                                                                                 tion        Earnings        Total
                           ---------      ---------     ---------      ------     -------      ---------     --------      --------

Balance - June 30, 1997            -      $       -     4,505,380      $    4     $ 3,118      $       -     $  1,151      $  4,273

Common stock issued for
 cash at $2.80 a share             -              -        33,900           1          94              -            -            95

Conversion of debt at
 rates ranging from
 $2.50 to $2.80 a share            -              -        99,874           -         267              -            -           267

Net loss for the year
 ended June 30, 1998               -              -             -           -           -              -         (929)         (929)
                           ---------      ---------     ---------      ------     -------      ---------     --------      --------

Balance - June 30, 1998            -              -     4,639,154           5       3,479              -          222         3,706

Conversion of debt at
 $2.50 a share                     -              -        38,489           -          96              -            -            96

Issuance of options
 with imputed values of
 $1.46 to $4.00 a share            -              -             -           -       2,017              -            -         2,017

Common  stock  issued
 upon  exercise  of
 options, warrants and
 debt conversion
 features                          -              -       310,186           -         684              -            -           684

Common stock issued for
 cash at $10.00 a share            -              -         4,000           -          40              -            -            40

Common stock issued for
 acquisition                       -              -       180,000           -       1,800              -            -         1,800

Common stock
 subscription                      -              -             -           -           -           (240)           -          (240)

Net income for the year
 ended June 30, 1999               -              -             -           -           -              -        4,432         4,432
                           ---------      ---------     ---------      ------     -------      ---------     --------      --------

Balance - June 30, 1999            -              -     5,171,829           5       8,116           (240)       4,654        12,535

Common stock issued in
 public offering, net
 of costs of $1,926 for
 cash at $12.00 a share
 (Note 16)                         -              -       700,000           1       6,473              -            -         6,474

Common stock issued
 upon exercise of
 options, warrants and
 debt conversion
 features (Note 15)                -              -        31,472           -           -              -            -             -

Convertible preferred
 stock issued at $10.00
 a share for
 satisfaction of debt
 (Note 16)                   523,759          4,964             -           -           -              -            -         4,964

Common stock reacquired
 through the disposal
 of RP Capital
 (Note 20)
                                   -              -      (100,000)          -      (1,400)             -            -        (1,400)

Issuance of common
 stock in satisfaction
 of lawsuit (Note 13)              -              -       115,000           -       1,150              -            -         1,150

Net loss for the year
 ended June 30, 2000               -              -             -           -           -              -      (27,701)      (27,701)
                           ---------      ---------     ---------      ------     -------      ---------     --------      --------

Balance - June 30, 2000      523,759      $   4,964     5,918,301      $    6     $14,339      $    (240)    $(23,047)     $ (3,978)
                           =========      =========     =========      ======     =======      =========     ========      ========



                 See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows

               (In thousands, except share and per share amounts)

                                                                                     For the Years Ended June 30,
                                                                          -------------------------------------------------
                                                                               1998              1999              2000
                                                                          ---------------    ---------------    -----------

Cash flows from operating activities
     Net (loss) income                                                    $          (929)   $         4,432    $   (27,701)
                                                                          ---------------    ---------------    -----------
   Adjustments to reconcile net (loss) income to cash
    provided by (used by) operating activities
      Allowance for doubtful accounts                                                  -                 161             -
      Net loss on disposal of assets                                                   96                 13            397
      Stock based compensation                                                         -               1,500             -
      Deferred taxes                                                               (1,057)               844           (206)
      Common stock issued for settlement agreement                                     -                  -           1,150
      Inventory impairment                                                             -                  -           7,355
      Assumption of guaranteed customer debt                                           -                  -             400
      Impairment of other assets                                                       -                  -           1,006
      Depreciation and amortization                                                 1,864              1,923          1,676
      Changes in certain assets and liabilities
         Receivables                                                                 (879)             2,630          1,381
         Net investment in direct financing leases                                     -                  -               1
         Income taxes receivable                                                       -                  -            (325)
         Inventories                                                                  389             (8,198)         2,542
         Prepaids and other assets                                                   (823)              (647)           600
         Employee advances                                                             (4)                -              -
         Officer advances                                                              55                 -              -
         Accounts payable                                                             549              5,644           (448)
         Accrued expenses                                                           3,452             (3,725)           (23)
         Income taxes payable                                                         (42)             1,261         (1,723)
         Notes receivable                                                             (79)                79             -
         Net assets (liabilities) of discontinued operations                           -              (9,249)        10,608
                                                                          ---------------    ---------------    -----------
             Total adjustments                                                      3,521             (7,764)        24,391
                                                                          ---------------    ---------------    -----------
             Net cash provided by (used by) operating activities                    2,592             (3,332)        (3,310)
                                                                          ---------------    ---------------    -----------

Cash flows from investing activities
   Purchase of property and equipment                                              (1,188)                -            (368)
   Other assets                                                                        -                 558             -
   Deposits                                                                        (1,909)               137            (42)
   Proceeds on the sale of fixed assets                                                -                  -              20
                                                                          ---------------    ---------------    -----------
             Net cash (used by) provided by investing activities                   (3,097)               695           (390)
                                                                          ---------------    ---------------    -----------

Cash flows from financing activities
   Proceeds from issuance of common stock                                              94                484          6,474
   Line-of-credit, net                                                                 -                 960             74
   Proceeds from notes payable                                                      3,000             12,063             -
   Loan fees                                                                           -                (275)            -
   Payment on notes payable                                                        (2,221)            (7,976)        (4,508)
   Payments on capital leases                                                         (29)               (64)           (63)
   Payments on long-term debt                                                        (537)              (807)          (638)
   Payments on note payable - officer                                                  (3)                -              -
                                                                          ---------------    ---------------    ----------
             Net cash provided by financing activities                                304              4,385          1,339
                                                                          ---------------    ---------------    -----------

Net (decrease) increase in cash                                                      (201)             1,748         (2,361)

Cash and cash equivalents- beginning of year or period                              1,089                888          2,636
                                                                          ---------------    ---------------    -----------

Cash and cash equivalents- end of year or period                          $           888    $         2,636    $       275
                                                                          ===============    ===============    ===========

Continued on next page.

                 See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
               (In thousands, except share and per share amounts)

Continued from previous page.

Schedule of non-cash investing and financing activities:

      During the years ended June 30, 1998 and 1999, the Company acquired fixed assets by incurring capital lease obligations in the amount of $63 and $128, respectively.

      During the year ended June 30, 1998, the Company recorded a $250 receivable for an insurance claim on damaged property with a net book value of $250.

      During the year ended June 30, 1998 and 1999, the Company converted $267 and $96, respectively, of debt to equity by issuing capital stock to the debt holders.

      During the year ended June 30, 1999, the Company incurred various non-cash transactions related to the acquisitions completed in April and May 1999 (Note 19).

      In 1999, the Company issued stock for a note related to the exercise of options totaling $240,000.

During the year ended June 30, 2000:

      The Company converted $3,613 of accounts payable into a short-term notes payable.

      The Company issued 523,759 shares of Convertible Series A Preferred Stock to a vendor for a total consideration of $5,238, consisting of the satisfaction of a $2,000 promissory note payable, a credit for the payment of interest of $133, $558 of accounts payable, and a deposit of $2,547 against future purchases of inventory by the Company from the vendor.

      The Company incurred a transaction fee of $274 related to the issuance of the 523,759 shares of Convertible Series A Preferred Stock and offset the fee against additional paid-in capital. Payment of the fee consisted of $175 in cash and the balance in the form of a promissory note for $99.

      The Company offset $434 of capitalized initial public offering costs, against additional paid-in capital, which were paid prior to June 30, 1999.

Supplemental disclosure of cash flow information:

      Cash paid for interest for the years ended June 30, 1998, 1999 and 2000 was approximately $1,084, $1,658 and $908, respectively.

      Cash paid for income taxes for the years ended June 30, 1998, 1999 and 2000 was $982, $540 and $0, respectively.

                      LEISURE TIME CASINOS & RESORTS, INC.

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)


Note 1 - Summary of Significant Accounting Policies

Organization

Leisure Time Casinos & Resorts, Inc. ("Casinos") was incorporated in Colorado on February 4, 1993, and was a development stage enterprise until September 1996.

Leisure Time Technology, Inc. (f/k/a U.S. Games, Inc.) ("Technology") is incorporated in Georgia and develops, manufactures and sells video gaming machines (Note 17). Technology is licensed to sell video gaming machines to Native American tribes in California, Kansas, Michigan, Minnesota, Montana, New Mexico, New York, North Carolina, Wisconsin and is in compliance with South Carolina regulations regarding the sale of gaming machines. In addition, Technology is licensed by the state for the sale of gaming devices in Minnesota, Montana and Wisconsin. In August and September 2000, the Company was notified that the Viejas tribe in California, the state of Arizona, the Pueblo Sandia Tribe and the Pueblo Isleta Tribe in Arizona had denied its license due to, among other items, the financial condition of the Company.

Leisure Time Cruise Corporation ("Cruises") was incorporated on October 17, 1997, in the state of Colorado and conducted offshore gaming cruises on the "Vegas Express" gaming vessel from July, 1998 until October 31, 1999. In May 1999, Leisure Express Cruise, LLC, a Colorado limited liability company, acquired Florida Casino Cruises, Inc., the corporation that owned the Vegas Express. Cruises also owned the "Leisure Lady", another gaming vessel that has not been placed in operation. Leisure Belle Cruise, LLC is a Colorado limited liability company that owns a dry-docked gaming vessel. Leisure Lady Cruise, LLC is a Colorado limited liability company and currently has no operations. Effective April 16, 2000, the Company has decided to discontinue this business segment and is investigating alternatives for disposing the net assets of this segment (Note 6).

Leisure Time Hospitality, Inc. is incorporated in Ohio and owns a hotel property that was being redeveloped in the Cleveland metropolitan area. Effective April 26, 2000, the Company has sold the stock of this business to an affiliate of the President of the Company (Note 20).

Leisure Time Gaming, Inc. is incorporated in South Carolina and operated a gaming route from March 1999 to June 30, 2000. It intends to revitalize its route operations with Redemption Games in the state of Georgia.

Leisure Time International, Ltd. is incorporated in Barbados and currently operates as a Foreign International Sales Corp. (FISC).

Casinos acquired Leisure Time Financial Corp. (f/k/a RP Capital, Corporation) ("Financial") in April 1999 (Note 19). Financial is incorporated in the state of Minnesota and finances various types of equipment acquisitions under direct financing leases and loans secured by existing equipment and sells leases and loans to financial institutions. Effective April 16, 2000, the Company sold the stock of this business back to the previous owner (Note 20).

Solutia Gaming Systems, Inc. is incorporated in Oklahoma and is developing new gaming machines. The Oklahoma office has been closed and relocated to Georgia. Solutia markets other than class 3 gaming devices to markets that do not accept class 3 devices.

Principals of Consolidation

The consolidated financial statements include the accounts of Casinos and its wholly owned subsidiaries, collectively referred to as the Company. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, receivables, prepaid expenses, accounts payable and accrued expenses approximate the fair values as of June 30, 1999 and 2000 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt outstanding also approximate their fair values as of June 30, 1999 and 2000 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

Inventories

Inventories are stated at the lower of cost or market and consist primarily of raw material, parts manufactured by others, work in process and finished goods. Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Cost is determined using the first-in, first-out method for all inventories.

At June 30, 2000, the Company had impaired $8,000 of inventory based on their determination that the value of this inventory may not be realized (Note 3).

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

Product Software Development Costs

During the year ended June 30, 1999, the Company capitalized product software development costs when product technological feasibility is established and concluding when the product is ready for its intended use. Software development costs were amortized on the straight-line method over an expected useful life of three years. As of June 30, 2000, the Company impaired $2,486 of capitalized software as the market for this software was South Carolina, which effective July 1, 2000, no longer permits gaming.

Organizational Costs

Organizational costs and other start-up related expenditures are expensed as incurred.

Non-Compete Agreement

The Company has a non-compete agreement with the former stockholder of Technology. The amount shown on the balance sheet represents the present value of amounts to be paid. This agreement is in default. The cost is being amortized using the straight-line method over 10 years, the life of the agreement.

Goodwill

Goodwill, resulting from the acquisition of Technology, is being amortized using the straight-line method over 10 years.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation of Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Research and Development

All research and development costs are expensed as incurred.

Earnings (Loss) Per Share

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which for the years ended June 30, 1998, 1999 and 2000, consisted solely of convertible debt, stock options and warrants outstanding. The Company uses the treasury stock method in computing diluted earnings per share, by recognizing the use of proceeds that could be obtained upon the exercise of options and warrants to repurchase the Company's stock at the fair market value (Note 17).

Antidilutive Securities Excluded from Dilutive Earnings Per Share

As of June 30, 1998:

        Security                        Price              Shares
----------------------------     ---------------------   ----------

Stock options                      $  .10  -   $ 6.00    3,370,648
Warrants                           $ 1.00  -   $ 3.00      429,022
Convertible notes payable          $ 1.25  -   $ 2.50    3,214,990

As of June 30, 2000:

        Security                        Price              Shares
----------------------------     ---------------------   ----------

Stock options                      $  .10   - $ 12.00     4,130,498
Warrants                           $ 1.00   - $ 14.40       720,479
Preferred stock                    $ 7.875                1,173,867

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of temporary cash investments. The Company places its cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. The Company does, however, on occasion exceed the Federal Deposit Insurance Corporation federally insured limits and the Securities Investors Protection Corporation insured limits.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended June 30, 1998, 1999 and 2000, were $69, $723 and $116, respectively.

Recently Issued Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation, which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company's revenue recognition policies are in accordance with SAB 101.

Reclassifications

Certain reclassifications have been made to the June 30, 1999 financial statements in order to conform to the June 30, 2000 presentation.

Note 2 - Continued Existence

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a $27,701 loss in 2000 resulting in a deficit in stockholders' equity of $3,978 and a working capital deficiency of approximately $16,200 at June 30, 2000. In March of 1999 a court decision discontinued legalized gaming in South Carolina effective after June 30, 2000. This resulted in the elimination of the largest market for the Company's games. From November to March the Company's principle effort was developing games to be introduced into California that allowed gaming on Indian Reservations starting in March 2000. The Company believed that entry into the California market would produce a significant market for the Company's machines. The market in California did not develop as quickly as the Company had anticipated and in April the Company chose to terminate its hotel segment and gaming vessel segment of the business. (See Note 6.) The Company has continued to lose money from operations and has been unable to pay vendors and debt holders' amounts as they become due. This has resulted in several pieces of litigation being filed against the Company. Included in the litigation are several pending summary judgments in the amounts of approximately $2,700 and $1,000. (See Note 13.) In September 2000, the State of Arizona as well as the Viejas Indian Tribe in California denied gaming licenses to the Company citing the financial condition of the Company. As a result of this denial the Company is no longer confident that it can market certain lines of inventory and has reserved $8,000 of inventory at June 30, 2000. In addition, Company is experiencing difficultly in obtaining new gaming licenses due to its financial condition and the denials mentioned above.

The Company has cut its costs significantly in 2000 and is continuing to reduce its costs so that it can achieve profitable operations. Additionally, the Company is pursuing opportunities to expand its licensing outside of the United States and is seeking interested buyers for the rights to sell the Pot of Gold machines in the United States. However, there can be no assurances that the planned restructuring will increase revenue or that the Company will be able to return to a profitable position.

These factors, among others, raise substantial doubt that the Company may be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Significant Fourth Quarter Adjustments

In August and September of 2000, the Company was denied a gaming license in Arizona, on the Viejas Indian Reservation in California, on the Pueblo Sandia Rservation and the Pueblo Isleta reservation in Arizona. This event caused management to reassess the realization of inventory and software development costs. In the first quarter of fiscal 2000 the Company accumulated large quantities of inventory in anticipation of sales in South Carolina in December of 1999. The Company now believes it cannot realize the value of this inventory in the near future and has established a reserve of $8,000 in the fourth quarter of 2000. Additionally the Company impaired $2,486 in software costs related to specific communication devises for gaming machines in South Carolina. The Company had felt this software might have had application elsewhere but in the fourth quarter 2000 decided that it could not be realized in the near future.

Note 4 - Inventories

Inventories consist of the following:
                                                        June 30,
                                         --------------------------------------
                                             1999                    2000
                                         --------------          --------------


         Raw materials and parts
          made by others                 $        4,028          $        8,325
         Finished goods                           6,765                     765
                                         --------------          --------------
                  Total                          10,793                   9,090
         Inventory reserve                         (150)                 (5,727)
                                         --------------          --------------

                                         $       10,643          $        3,363
                                         ==============          ==============

Note 5 - Property and Equipment and Other Assets

Property and equipment consist of the following:

                                                       June 30,
                                         ------------------------------------
                                             1999                 2000
                                         ---------------      ---------------
Property and equipment

    Vehicles                             $           363      $            85
    Furniture and fixtures                           247                  252
    Machinery and equipment                          997                  731
    Leasehold improvements                           277                  341
                                         ---------------      ---------------
                                                   1,884                1,409
    Less accumulated depreciation                   (525)                (534)
                                         ---------------      ---------------

                                         $         1,359      $           875
                                         ===============      ===============
Other assets consist of the following:

    Capitalized software development
     costs, net of impairment of
     $2,486 (2000)                       $           499      $             -

    Capitalized loan fees, net of
     accumulated amortization of
     $11 (1999)
                                                     150                    -
    License fees                                     146                   70
    Other                                            289                    8
                                         ---------------      ---------------

                                         $         1,084      $            78
                                         ===============      ===============


Note 6 - Discontinued Operations

In April 2000, the Company decided to discontinue its offshore gaming cruise, financial and hospitality business segments. All offshore gaming cruise operations have ceased and related locations have been closed. The renovations on the hotel have ceased.

The Company intends to sell the net assets of the subsidiaries related to the offshore gaming cruise segment and is actively seeking to do so. The stock of the financing segment was sold on May 7, 2000 to a current stockholder and the former owner. The Company has sold the hotel business segment to the President of the Company for $1,300,000 payable as follows: Assumption of the first mortgage of approximately $360,000. The balance of $940,000 will be paid by a combination of forgiveness of debt the Company owes the president and a note receivable from the president.

No proceeds have been received related to the discontinued assets as of June 30, 2000.

All personnel associated with the aforementioned divisions have been, or will be terminated or transferred to another division.

The results of operations of the segments are included in the statements of operations and include the following:

                                                                           June 30,
                                                         --------------------------------------------
                                                               1999                       2000
                                                         -----------------          -----------------

Revenues                                                 $           5,668          $           2,833
Total costs and expenses                                            (9,117)                    (4,593)
                                                         -----------------          -----------------

Loss from operations of discontinued operations          $          (3,449)         $          (1,760)
                                                         =================          =================

The loss of the disposition of the segments listed above has been accounted for as discontinued operations and includes:

                                                        Loss on Discontinued
                                                            Operations
                                                        -------------------
Estimated loss on disposal and carrying value of net
 assets in excess of anticipated proceeds                $          (4,785)
Estimated loss from operations of the discontinued
 divisions for the period April 20, 2000 through
 April 2001                                                         (2,281)
                                                         -----------------
Total disposal costs                                                (7,066)
                                                         -----------------

Loss on disposal of discontinued business                $          (7,066)
                                                         =================

The components of the loss on disposal of the offshore gaming cruise, financing and hospitality segments were based on reasonable estimates and assumptions that management believes are adequate; however, actual amounts may differ from these estimates.

The Company has guaranteed the dollars of outstanding debt from a financial institution related to vessels that operated in the offshore gaming cruise segment. The Company continues to seek an interested buyer to acquire the assets an interested buyer to acquire the assets and assume the debt related to the offshore gaming cruise segment. As such, the Company has not removed the indebtedness from the accompanying financial statements and has recorded an asset of equal value, which is management's estimate of the value the boats will be sold at. If the boat sells at a value lower or if it is subject to a foreclosure sale then the Company could experience a loss in excess of the current estimated amount to the debt titled financial interest in collateral because the lender will not remove Casinos as a maker on the note.

The carrying value of net assets of discontinued operation at June 30, 1999 and 2000 is based on estimated future cash flows associated with the assets.

                                                                                    June 30,
                                                                       ---------------------------------
                                                                           1999                2000
                                                                       --------------      -------------

Assets

Cash                                                                   $        1,509      $          17
Receivables                                                                     3,988                  6
Machinery and equipment, net (financial interest in collateral)
                                                                                7,083              7,807
Other assets                                                                    1,682                160
Note receivable - related party                                                    -                 890
                                                                       --------------      -------------

Total assets                                                           $       14,262      $       8,880
                                                                       ==============      =============

Liabilities

Notes payable                                                          $       (3,607)     $      (8,633)
Accrued liabilities and other expenses                                         (1,406)            (1,487)
Provision for losses on disposal of discontinued operations                        -              (1,903)
                                                                       --------------      -------------

Total liabilities                                                      $       (5,013)     $     (12,023)
                                                                       ==============      =============

Net assets (liabilities) of discontinued operations                    $        9,249      $      (3,143)
                                                                       ==============      =============


Note 7 - Accrued Expenses

                                                                                    June 30,
                                                                       ---------------------------------
                                                                           1999                2000
                                                                       --------------      -------------

    Litigation (Note 13)                                               $           -       $          92
    Advanced deposits                                                             588                381
    Accrued interest                                                              244                852
    Accrued wages, benefits and payroll taxes                                     499                233
    Miscellaneous taxes                                                            23                 -

    Dividend Payable                                                               -                 157
    Other accruals                                                                561                114
                                                                       --------------      -------------

                                                                       $        1,915      $       1,829
                                                                       ==============      =============


Note 8 - Related Party

                                                                                    June 30,
                                                                       ---------------------------------
Notes Receivable                                                           1999                2000
----------------                                                       --------------      -------------

Notes receivable

                                                                       $            -      $          81

   Less current portion                                                             -                (12)
                                                                       --------------      ------------

   Long-term portion                                                   $            -      $          69
                                                                       ==============      ============

Other Transactions

The Company leases a condominium/office from the Company's president. The lease expires on October 31, 2002 and requires rental payments of $3 per month net/net/net plus all association fees related to the condominium/office. Rent expense for the years ended June 30, 1999 and 2000 was $30 and $30, respectively.

The Company leases office space in Ohio from the Company's president at a rate of $2 per month. The term of the lease extends through June 2000. Rent expense for the years ended June 30, 1999 and 2000, were $18 and $18, respectively.
Accrued rent related to this lease was $18 and $9 at June 30, 1999 and 2000, respectively.

The Company leases 12 automobiles from J-Way Leasing, Ltd., a company owned by the Company's president. The leases are for 36 months to 48 months and have various dates of expiration through December 2002. The Company reimburses J-Way Leasing, Ltd. for the down payments J-Way Leasing, Ltd. pays on each of the automobiles and pays J-Way Leasing, Ltd. a monthly payment equivalent to the monthly payments (plus 5%) that J-Way Leasing, Ltd. pays for each automobile. No amounts were paid by the Company to J-Way Leasing, Ltd. for the year ended June 30, 1998, but for the years ended June 30, 1999 and June 30, 2000, $61 and $63, respectively, was paid.

In October 1998, Cruises borrowed $3,000 from Foothill Capital Corporation. The loan is collateralized by the assets of Cruises, including the Leisure Lady, and is guaranteed by Technology, Casinos and the Company's president, none of which received any compensation for guaranteeing the loan. This loan is currently in default.

The Company's president has also guaranteed $1,000 of $8,400 of notes payable. The notes payable are secured by substantially all the assets of Cruises and Florida Casino Cruises and are guaranteed by Technology and Cruises. The Company's president, Technology and Cruises received no compensation for guaranteeing the notes payable. The loans are currently in default.

The Company's president has also guaranteed a $1,000 line-of-credit that the Company has with a finance company. The line-of-credit is secured by substantially all of the assets of Leisure Time and is guaranteed by Technology, Cruises and the Company's president, none of which received any compensation for guaranteeing the line-of-credit. The line-of-credit is currently in default.

The Company's president owns 51% of Leisure Time Europe Ltd., which was formed in February 1998 and acts as the distributor of Technology's video gaming machines to charities in Norway. Technology sells the video gaming machines to Leisure Time Europe, which resells the video gaming machines to the charities. Leisure Time Europe also services the video gaming machines. Unaffiliated third parties own the remaining 49%. The Company has reserved $33 associated with sales to Leisure Time Europe.

The Company uses the services of an architect who is also the assistant secretary and a director of the Company. These services were being performed in connection with the Company's renovation of the hotel property. For the year ended June 30, 2000, approximately $27 was paid in connection with these services.

Prior to the acquisition of Financial, the Company had paid approximately $50 and $13 to Financial and an officer of Financial, respectively, in connection with their arrangement of equipment and working capital financing for the Company.

The brother of the president of the Company is the owner of a consulting business that was paid $140 during the year ended June 30, 2000. The same person was also an employee of the Company and was paid $60 during the year ended June 30, 2000.

The brother of the president of the Company has entered into a lease agreement with the Company for certain equipment. The lease receivable has a balance of $69 at June 30, 2000.

Note 9 - Long-Term Debt and Line-of-Credit

All of the following notes are currently in default.

                                                                                                      June 30,
                                                                                      ----------------------------------
                                                                                           1999                  2000
                                                                                      ----------------        ----------

7.80% to 9.99% notes payable - monthly payments including interest totaling $3, due from January 2000 through November 2001, collateralized by automobiles.

                                                                                      $            18         $       -

6.64% promissory notes payable to individuals in connection with the purchase of
  U.S. Games.  The  Company's  obligation  was satisfied in full during the year ended June 30, 2000.
                                                                                                   796                -


                                                                                                      June 30,
                                                                                      ----------------------------------
                                                                                           1999                  2000
                                                                                      ----------------        ----------

Note payable to a finance  company,  the first six monthly  installments are for accrued and unpaid interest only. The next forty-eight monthly installments of
  $37 include principal and interest at a fixed rate of 8.90%,  unpaid principal and interest due June 2003.  Collateralized by a first preferred mortgage on a vessel,  a first priority  security  interest in all non-gaming  equipment and other  property  used in  connection  with the  operation  of the vessel,  all earnings,  insurances and  requisition  compensation  of the vessel and a $125
  compensating balance at June 30, 1999.                                                         1,500                -

Note payable to a finance company with variable  interest at a rate equal to one
  (1.0)  percentage  point above the reference rate (10.5% combined rate at June
  30,  2000).  Payable in sixty  installments  of $50 plus  interest  commencing
  December 1, 1998 and  continuing  until  November  1, 2003 when all  remaining principal  and  interest are due.  Collateralized  by certain  equipment.  The
  Company is  currently in default on this note,  as such the entire  balance is
  due and callable at the election of the holder of the note.                                    2,600             2,438

Notes payable to a finance company, payable in 48 and 60 monthly installments of
  $5 and $6  including  interest at fixed rates of 9.80% and 10.25%,  commencing
  August  1998 and July  1999 and due  June  and July  2003.  Collateralized  by
  security interests in certain  equipment.  The Company is currently in default on this note,  as such the entire  balance is due and callable at the election
  of the holder of the note.                                                                       458               297




                                                                                                      June 30,
                                                                                      ----------------------------------
                                                                                           1999                  2000
                                                                                      ----------------        ----------

Note payable  to a company  collateralized  by a  mortgage  deed on a hotel with interest at the rate of 10% per annum. The interest rate is adjusted quarterly beginning  September  15, 1999 to four and 75/100  percentage  points  (4.75%)
  above  the  weekly  average  yield on US  Treasury  securities  adjusted  to a constant of one year as made available by the Federal Reserve Board. This note is payable in one  payment of $100 plus  interest  on  September  15, 1999 and quarterly  payments of principal and interest  beginning December 15, 1999 and amortized  over a four (4) year period ending on September 15, 2003.  However, the  Company  may pay this note in full by paying  $525 plus  interest  on the principal sum due on or before  September 14, 1999.  The Company must also pay such additional charges as are set forth in a certain mortgage deed (Note 10).
  The Company is currently in default on this note,  as such the entire  balance is due and  callable  at the  election  of the  holder of the  note.  The note
  remained with Leisure Time Hospitality in the sale of that corporation.                          545                -

Notes  payable  to  various  financial  institutions,  interest  at 7.8% to 11%,
  various  monthly   installments.   Substantially   all  assets  of  Financial,
  consisting of capital leases and installment  notes  receivable are pledged as collateral for the financing  arrangements.  The notes remained with Financial
  in the sale of that corporation.                                                               3,061                 -

Notes payable to a finance  company for  insurance.  Fixed  interest at 6.92% to
  11.12% payable in nine  installments of $1 to 16,  commencing  January 1999 to
  July 1999 and due  September  1999 to March  2000.  The note is  currently  in
  default.                                                                                         215                26

Notes payable to a finance  company  with  variable  interest at a rate equal to
  2.25% points above the reference rate (10.00% combined rate at June 30, 1999).
  Payable in sixty  installments  of $35 and $54 plus interest,  commencing June
  1999 and due May 2004. Collateralized by a vessel. The Company is currently in default on this note,  as such the entire  balance is due and  callable at the
  election of the holder of the note.                                                            4,823             4,534



                                                                                                     June 30,
                                                                                      ----------------------------------
                                                                                           1999                  2000
                                                                                      ----------------        ----------

Note  payable  to an  insurance  company.  Interest  at 7.6%,  payable in twelve installments  of $308,  commencing July 1999 and due June 2000. The Company is currently  in  default on this  note,  as such the  entire  balance is due and
  callable at the election of the holder of the note.                                            3,550             2,688

Note payable to a finance company,  with a variable  interest rate equal to 2.2%
  points above the  reference  rate  (11.25%  combined  rate at June 30,  2000).
  Payable in fifty-five  installments of $7 plus interest and commencing October
  1, 1999 and  continuing  until May 1, 2004,  when all remaining  principal and interest  are due.  The  Company is  currently  in default on this note and as such,  the entire  note  balance is  callable  at the  election of the finance
  company.                                                                                          -                392

Note payable to stockholder, non-interest bearing.                                                  -                341

Notes  payable  to  vendors,  interest  rates  at 0% - 10%,  with  various  monthly
  installments, in default.                                                                         -              1,024

Note payable to a finance company for insurance. Fixed rate at 10.9%, payable in eight  installments  of $2,  commencing  December  1999  and  due  July  2000,
  currently in default.                                                                             -                  9

Note payable to a finance company,  due in six installments of $5,  commencing July
  1, 2000 and due  December  1, 2000.  Fixed  interest  rate at 12.5%.  The note is
  currently in default.                                                                             -                 28

Capital leases, canceled during the year ended June 30, 2000.                                      156                -
                                                                                      ----------------        ----------

Total debt                                                                                      17,722            11,777
Less current portion                                                                            (6,660)          (11,738)
Less debt attributable to discontinued operations - current                                     (2,024)              (39)
Less debt attributable to discontinued operations - long-term                                   (1,739)               -
                                                                                      ----------------        ----------

Total long-term debt                                                                  $          7,299        $       -
                                                                                      ================        ==========


Line-of-Credit

                                                                                                      June 30,
                                                                                      ------------------------
                                                                                            1999                    2000
                                                                                      ----------------        ----------

$1,000  line-of-credit  with a finance  company  that expired on March 31, 2000.
  Interest  is  variable  at a per annum rate equal to the sum of 3.25% plus the
  30-day Commercial Paper Rate (as published in The Wall Street Journal),  based upon  actual  days  elapsed  over a 360  day  year  (6.5%  at June  30,  2000)
  collateralized  by a first lien on certain  accounts  receivable and inventory
  (Note 4). This note is currently in default.                                        $            960        $    1,034
                                                                                      ================        ==========

The aggregate average interest rate on short-term debt is 9.3% at June 30, 2000.

Note 10 - Long-Term Liabilities

Deferred Compensation Contracts

The Company assumed $1,644 (undiscounted) of deferred compensation contracts with certain individuals related to the acquisition of Technology in September 1996. These contracts provide for the payment of defined amounts, generally for up to a period of six years on a monthly basis. The amounts are computed by taking a percentage of the previous month's gross sales. The present value of the future amounts estimated to be payable is being accrued for financial reporting purposes at an imputed interest rate of 6.64%, and originally amounted to $1,354 (discounted). As of June 30, 2000, approximately $2,149 of deferred compensation payments have been made. Of these payments, $1,354 has been recorded as a reduction to the liability. The remaining $795 has been recorded as interest expense. The Company satisfied, in full, all deferred compensation contracts during the year ended June 30, 2000.

Non-Compete Agreement

In connection with the acquisition of Technology, the Company entered into a non-compete agreement with the former stockholder of Technology in the amount of $7,300 (undiscounted). The agreement is payable through September 2006 in 10 annual installments of $730 which include interest imputed at 6.64%. The present value of the future amounts to be payable is accrued for financial reporting purposes at the imputed interest rate of 6.64% and originally amounted to $5,214. The corresponding asset is being amortized over the life of the agreement, which is 10 years. The Company did not make its September 2000 payment, and as such, is in default.

A summary of long-term liabilities at June 30, 1999 and June 30, 2000 is as follows:

                                                                                  June 30,
                                        -------------------------------------------------------------------------------------------
                                                            1999                                           2000
                                        --------------------------------------------    -------------------------------------------
                                                          Current        Long-term                        Current       Long-term
                                           Total          Portion         Portion           Total         Portion        Portion
                                        ------------    ------------    ------------    ------------    ------------   ---------

Deferred compensation contracts         $        202    $         30    $        172    $          -    $          -   $          -
Non-compete agreement                          4,420             436           3,984           3,984             466          3,518
                                        ------------    ------------    ------------    ------------    ------------   ------------

                                        $      4,622    $        466    $      4,156    $      3,984    $        466   $      3,518
                                        ============    ============    ============    ============    ============   ============

The annual aggregate maturities of long-term debt and long-term liabilities at June 30, 2000, are as follows:

                                                                       Long-Term               Long-Term
         Year Ending June 30,                                             Debt                Liabilities                Total
         --------------------                                        --------------          --------------          --------------

                   2001                                              $       11,738          $          466          $       12,204
                   2002                                                          -                      496                     496
                   2003                                                          -                      529                     529
                   2004                                                          -                      564                     564
                   2005                                                          -                      602                     602
                   Thereafter                                                    -                    1,327                   1,327
                                                                     --------------          --------------          --------------

                                                                     $       11,738          $        3,984          $       15,722
                                                                     ==============          ==============          ==============

Note 11 - Income Taxes

The Company files a consolidated tax return that includes the operations of its subsidiaries.

Income tax expense (benefit) consists of:

                                              Year Ended June 30,
                           ----------------------------------------------------
                               1998                1999               2000
                           --------------     --------------     --------------
   Current

      U.S. Federal         $          780     $        1,672     $       (1,997)
      State and local                  80                127               (127)
                           --------------     --------------     --------------
                                      860              1,799             (2,124)
                           --------------     --------------     --------------
   Deferred

      U.S. Federal                 (1,008)               792                777
      State and local                 (49)                38                 37
                           --------------     --------------     --------------
                                   (1,057)               830                814
                           --------------     --------------     --------------

                           $         (197)    $        2,629     $       (1,310)
                           ==============     ==============     ==============

Rate Reconciliation

The reconciliation of income tax expense (benefit) by applying the Federal statutory tax rates to the Company's effective income tax rate is as follows:

                                                                                       June 30,
                                                                           ------------------------------------------
                                                                              1998               1999         2000
                                                                           ------------       -----------   ---------

Federal statutory rate                                                            (34.0)%            34.0%      (34.0)%
State income taxes, net of federal income tax benefit                               4.7               1.2          -
Nondeductible expenses including nondeductible goodwill
                                                                                   12.9               2.3         1.1
Deferred expenses including litigation and stock based compensation
                                                                                   (1.1)              (.3)        9.9
Net operating loss - reserve                                                         -                 -         18.2
                                                                           ------------       -----------   ---------

                                                                                  (17.5)%            37.2%       (4.8)%
                                                                           ============       ===========   =========

Rate Reconciliation (continued)

The net current deferred tax asset and the net long-term deferred tax (liability) asset in the accompanying consolidated balance sheets consist of the following:

                                                               June 30,
                                                      -------------------------
                                                         1999           2000
                                                      ----------     ----------
   Current deferred taxes

     Current deferred tax asset                       $      180     $       -

   Long-term deferred taxes
     Long-term deferred tax asset                            616          3,922
     Long-term deferred tax liability                     (1,002)            -
                                                      ----------     ----------
     Net long-term deferred tax asset (liability)           (386)         3,922
                                                      ----------     ----------

Valuation allowance                                           -          (3,922)

                                                      $     (206)    $       -
                                                      ==========     ==========

The principal temporary differences that result in the above deferred tax assets and liabilities are net operating loss carryforwards. Discontinued operation amounts are not shown net of taxes because the deferred tax asset will be fully impaired.

Note 12 - Leases

The Company has a non-cancelable operating lease for its office space in Norcross, Georgia that expires in January 2005 and requires monthly payments of $21. Rental expenses for these operating leases were approximately $279 and $287 during the years ended June 30, 1999 and 2000, respectively.

The Company had a Bareboat Charter Agreement for the use of the Vegas Express. The original agreement commenced on April 22, 1998 and was to expire in April 1999, as amended. Charter payments were $100 per month until January 22, 1999 at which time they became $50 per month through March 31, 1999. Additionally, beginning on January 22, 1999, the Company paid the owner of the Vegas Express $3.00 per passenger per month in excess of 12,000 passengers. Lease expenses for this Charter were approximately $0, $100 and $750 during the years ended June 30, 1997, 1998 and 1999, respectively. The Company purchased the corporation that owned the boat in May 1999.

In addition, the Company has operating leases that expire through January 2005 for various office equipment, vehicles, office facilities, dock and parking. These leases require monthly payments totaling $63. Lease expense for these operating leases was approximately $395 and $600 for the years ended June 30, 1999 and June 30, 2000, respectively.

Future minimum lease payments pursuant to these leases are approximately as follows:

                                                      Related
                                  Non-Related          Party
   Year Ending June 30,              Party            (Note 8)          Total
   --------------------         ---------------   ----------------   -----------

          2001                   $          252     $           95     $     347
          2002                              258                 53           311
          2003                              264                 15           279
          2004                              268                 -            268
          2005                              275                 -            275
          Thereafter                         -                  -             -
                                 --------------     --------------     --------

                                 $        1,317     $          163     $   1,480
                                 ==============     ==============     =========


Note 13 - Commitments and Contingencies

Open Litigation

Creditors:

On July 24, 2000, a complaint was filed against Leisure Time Hospitality, in the Cleveland Municipal Court Cuyahoga County, Ohio, (Civil Action No. 00CVF 15927), alleging defendant rented equipment on three different months and failed to pay. Plaintiff seeks judgment in the amount of $7 plus interest at a rate of 10% plus costs. On August 28, 2000, defendant entered into stipulated order granting leave of Court to move or plead on or before September 25, 2000. Defendant filed an answer on September 25, 2000. The case is in the discovery/ pre-trial process. The Company has accrued for this case.

On August 2, 2000, a complaint was filed against Technology, in the Magistrate Court of Gwinnett County, State of Georgia (Civil Action No. 00-A07048 1), alleging non-payment on account. Plaintiff seeks judgment for $47 principal, plus pre-judgment interest accruing on the principal indebtedness at the per diem rate of $.02 from July 31, 2000 until the date of judgment. Defendant's answer and defenses were filed on August 31, 2000. The case is in the discovery/ pre-trial process. The Company has accrued for this case.

Open Litigation (continued)

On August 4, 2000, a complaint was filed against Technology, in the United States District Court for the Northern District of Georgia, Atlanta Division, (Civil Action No. 1 00-CV-2011), alleging non-payment on account. Plaintiff seeks judgment for $937 plus inventory carrying charges, costs, attorneys' fees, costs of action, and such other and further relief. Defendant's answer and defenses were filed on August 31, 2000. The case is in the discovery/ pre-trial process. The Company has accrued for this case.

On August 7, 2000, a complaint was filed by a vendor against Cruises in the Commonwealth of Massachusetts, District Courts of Massachusetts, Peabody District Court, (Civil Action No. 0086 CV 0348), alleging damages in the amount of $14 plus interest and attorney's fees of $2 for a total of $16. An entry of default against Cruises was filed on September 14, 2000. The Company has accrued for this case.

On August 17, 2000, a complaint was filed against Florida Casino Cruises, Inc., Leisure Express Cruise, LLC, Cruises and Casinos in the United States District Court For the Northern District of Georgia, Atlanta Division, (Civil Action No. 1 00-CV-2128) alleging breach of maritime contract. Plaintiff requests a constructive trust for repair funds in the amount of $300 plus additional interest, costs and attorneys' fees. Plaintiff filed for attachment and garnishment to any and all freights, accounts, monies, hires, disbursements, fees, advances, cash, or otherwise, etc. being held by First Union National Bank and/or its agents and affiliates. Defendant's response to the complaint is due on October 25, 2000. The Company has accrued for this case.

On August 23, 2000, a complaint was filed by a vendor  against  Casinos and Alan
N. Johnson, in the United States District Court, for the Northern District of Georgia, Atlanta Division, alleging violation of 10(b)&10(b)5. (Civil Action No. 00-CV-2186). Plaintiff request damages in the amount of $2,691, the exact amount to be determined by jury as compensatory damages; costs of litigation and attorneys' fees, and other relief the Court deems just and proper. Defendants' answer was filed on October 12, 2000. The Company has accrued for this case.

On August 28, 2000, a complaint was filed against Technology, in the State Court of Gwinnett County, State of Georgia, (Civil Action No. 00-C-5273-1) alleging non-payment on account. Plaintiff requests damages plus pre-judgment interest in the amount of $6, plus continuing pre-judgment interest, and post-judgment interest at the rate of 18% per annum on the principal amount, plus court costs. Defendant filed an answer on September 28, 2000. The case is in the discovery/ pre-trial process. The Company has accrued for this case.

Open Litigation (continued)

On September 28, 2000, a complaint was filed by a vendor against Cruises, in the Commonwealth of Massachusetts, District Court Department, Taunton Division, (Civil Action No. 0031CV0669) requesting damages in the amount of $40 plus interest, costs and attorneys' fees. Defendant's answer is due October 23, 2000. The Company has accrued for this case.

Note Holders:

On December 27, 1999 a complaint was filed against Casinos in the United States District Court for the Southern District of New York, (Civil Action No. 99 CV12369) alleging that Casinos defaulted on the payment of a note and breach of contract by failing to pay in accordance with the premium finance agreement. Plaintiff requests that it be granted damages in the amount of $2,688 plus interest at a rate of 7.6% per annum on the note and, in the alternative, $2,773 plus interest, together with the costs and disbursements of the action, including attorneys' fees, for breach of the finance agreement. The trial scheduled for September 12, 2000 was continued. On February 15, 2000, Casinos filed an Answer. On August 24, 2000 the plaintiff filed for summary judgment. On September 25, 2000, Casinos filed a response to the plaintiff's motion for summary judgment. Parties are awaiting the Court's ruling. The Company has accrued for this case.

On August 25, 2000, a complaint was filed against Technology and Casinos in the State Court of Gwinnett County, State of Georgia, (Civil Action No. 00-C-5242-4) alleging non-payment on account. Plaintiff requests damages in the amount of $959, prejudgment interest at the rate of 18% per annum, plus $8 in interest which accrued at 10% per annum prior to July 15, 2000, plus attorneys' fees; post-judgment interest at the rate of 18% per annum; all court costs and such other and further relief as the Court considers just, fair and appropriate. Defendants filed an answer on September 28, 2000. The case is in the discovery/ pre-trial process. The Company has accrued for this case.

On September 11, 2000, a complaint was filed against Casinos, Technology, Cruises, Leisure Time International, Ltd., Leisure Time Gaming, Inc., Solutia Gaming Systems, Inc., Leisure Belle Cruise, LLC, Leisure Time Hospitality, Inc., Leisure Express Cruise, LLC, Financial, Florida Casino Cruises, Inc. d/b/a FCC Advertising, and Alan N. Johnson, an individual, Michael R. Pace, an individual, in the Superior Court of Gwinnett County, State of Georgia, (Civil Action No. 00-A-8358 7), alleging breach of contract and default under the agreement and guaranties for a line of credit. Plaintiff request damages in the amount of $1,027 plus interest, including reasonable attorneys' fees and expenses, and other costs of collection in the amount provided for in such statute, as determined at trial. Defendant's answer was filed on October 11, 2000. The Company has accrued for this case.

Open Litigation (continued)

Other:

On October 19, 1998, a former employee filed a complaint against Casinos and Technology in the U.S. District Court, Northern District of Georgia, Atlanta Division, (Civil Action No. 1:98-CV-3033), alleging breach of oral Employment Agreement. The Plaintiff is requesting damages for failure of defendants to issue plaintiff an option for 200,000 shares exercisable at $1.00 per share. On July 10, 2000 the Court granted summary judgment in favor of Casinos and Technology. Plaintiff filed a notice of appeal on July 24, 2000. As there is no reasonable estimate of the outcome of this case, no accrual has been made by the Company.

On December 14, 1998, Technology filed a complaint against a distributor in the Superior Court of Gwinnett County, State of Georgia (Civil Action No. 98-A-9761-4), alleging breach of a distribution agreement and misappropriation of trade secrets. Technology seeks specific performance and damages. The case is in the discovery/ pre-trial process. As there is no reasonable estimate of the outcome of this case, no accrual has been made by the Company.

On March 25, 1999, a company filed a complaint against Technology and an individual in the Court of Common Pleas, Fifth Judicial Circuit, State of South Carolina, City of Richland, (Civil Action No. 99CP401068), alleging breach of distribution agreement, illegal raising of prices, breach of contract by fraudulent act, fraudulent non-disclosure of material fact, and tortuous interference of contract. The plaintiff requests an award of $2 for every game resold by the individual. The exact number has not yet been determined. The case is in the discovery/ pre-trial process. The Court has stated that if the case is not settled by October 25, 2000, it will be removed to the Federal District
Court. As there is no reasonable estimate of the outcome of this case, no accrual has been made by the Company.

On September 12, 2000, a complaint was filed against Casinos, Technology, and Leisure Time Gaming, Inc., in the Court of Common Pleas, State of South Carolina, County of Spartanburg, (Civil Action No. 2000-CP-42-2524) by a former employee, alleging that he was denied the opportunity to exercise his options, that he is owed expenses and that the company is unjustly enriched. Plaintiff seeks judgment of $1,901 regarding the options and $5 for expenses. Defendants' answers are due on October 25, 2000. As there is no reasonable estimate of the outcome of this case, no accrual has been made by the Company.

Pending Litigation (continued)

Creditors:

On June 27, 2000, a complaint was filed against Casinos in the District Court Dallas County, Texas, I-162nd Judicial District, (Civil Action No. 00-04789) alleging non-payment on account. Plaintiff seeks judgment for $260 principal, attorney fees, plus pre-judgment and post-judgment interest at the highest rates allowed by law, costs of suit and other and further relief, both special and general, legal and equitable. On August 25, 2000, defendant filed a notice of special appearance objecting to jurisdiction. A hearing was held on September 19, 2000. The Court requested briefs after the hearing. The Court ruled that Casinos should be given the opportunity to correct an affidavit. A hearing is set for October 24, 2000. Depositions were taken on October 12, 2000. The Company has accrued for this case.

Other:

On June 18, 1998, a complaint was filed against Technology in the United States District Court, the District of South Carolina, Anderson Division, (Civil Action No. 3:98-1887 13), alleging breach of contract and violation of the South Carolina Unfair Trade Practices Act. Plaintiff requested damages in the amount of $1,300. The trial was held on June 20 through June 22, 2000, resulting in an award for plaintiff in the amount of $190, interest at 6.375%, plus costs. Plaintiff filed a motion for new trial and additur on July 3, 2000. Defendant filed a motion in opposition on July 14, 2000. On August 28, 2000, the plaintiff's motion was denied. On September 26, 2000 plantiff filed a notice of appeal. As there is no reasonable estimate of the outcome of this case, no accrual has been made by the Company.

Settled Litigation

Creditors:

On January 26, 2000, a complaint was filed against Technology in the State Court of Gwinnett County, State of Georgia, (Civil Action No. 00-C-06277-4), alleging that Technology had failed to pay on an account. Plaintiff requested that it be granted damages in the amount of $136 plus interest, attorneys' fees and costs of the action. Technology's answer to the complaint was filed on May 9, 2000. The plaintiff was awarded a judgment in the principal amount of $136 on May 9, 2000. On July 7, 2000 the parties negotiated a payoff of the judgment. The judgment was totally satisfied on September 10, 2000.

Settled Litigation (continued)

On February 9, 2000, a complaint was filed by a vendor against Casinos, Technology, and DOES 1 through 10, inclusive, in the Second Judicial District Court, State of Nevada, Washoe County, (Civil Action No. CV00-00628), requesting damages in the amount of $29 plus interest at a rate of 1 1/2% per month since March 31, 1999. The case was settled by payments of $3 per month. $4 remains as an outstanding balance.

On March 8, 2000, a complaint was filed by a vendor against Technology in the State Court of Gwinnett County, State of Georgia, (Case No: 00-C-1602-2). Plaintiff requests that it be granted damages in the amount of $117 and judgment for $155 principal, $5 pre-judgment interest to date, plus continuing pre-judgment interest and post-judgment interest at a rate of 18% per annum. On August 9, 2000, the Court granted summary judgment in favor of plaintiff in the amount of $155, $5 pre-judgment interest and post-judgment interest at the lawful rate and court costs. The parties negotiated a payment plan to satisfy the judgment whereby Technology has agreed to pay $20 on August 31, 2000 and $10 monthly thereafter until paid in full.

Note Holders:

On April 28, 2000, a complaint was filed against the Biloxi Belle, her engines, tackle, etc., in rem, and Leisure Belle Cruise, L.L.C. in personam in the U.S. District Court, Eastern District of Louisiana (Civil Action No. 00-1287) alleging that defendant breached their obligation under a loan with a principal balance of $1,383. The plaintiff requested that the Biloxi Belle's, rigging, tackle, apparel, furniture, engines and all other necessaries thereunto appertaining and belonging be condemned and sold to pay the demands and claims. On August 14, 2000, the Court ordered the sale of the Biloxi Belle to be held on August 30, 2000. On August 30, 2000, the Biloxi Belle was sold to the only bidder for $100.

Other:

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

Settled Litigation (continued)

The complaint requested judgment against Casinos in an unspecified amount including all costs and attorneys' fees. Casinos believed that the conversion features of the 11% convertible promissory notes had expired and filed an answer denying the claims. Casinos settled the lawsuit in March 2000 by agreeing to issue 5,000 shares of Casino's unregistered common stock for each $50 loaned by each former note-holder for a total of 115,000 shares. The 115,000 shares were issued in April 2000.

On February 25, 2000, a complaint was filed against Solutia Gaming Systems, Inc., an Oklahoma corporation, Casinos, and Elden Rance, an individual, in the District Court of Tulsa County, State of Oklahoma, (Case No. CJ-000-0848), alleging indebtedness and wrongful possession of real property. Plaintiff requested that it be granted damages in the amount of $11 plus late charges accruing at $.01 per day from January 10, 2000. On April 13, 2000, the plaintiff dismissed Elden Rance with prejudice. On August 4, 2000, the case was settled for the amount of $14. $5 was paid on September 14, 2000, $4 is due on October 15, 2000 and $4 is due on November 15, 2000.

On June 13, 2000, a complaint was filed against Technology in the State of South Carolina, County of Greenville, (Civil Action No. 2000-CP-23-3385), requesting damages for a deposit in the amount of $20. The case was settled whereby the plaintiff took boards and software for the value of deposit.

On July 31, 2000, a complaint was filed against Technology in the Magistrate Court of Gwinnett County, State of Georgia (Civil Action No. 00M11868), alleging non-payment of rent. Plaintiff seeks judgment for $119 principal, $2 interest, plus $12 attorney's fees. On August 29, 2000, parties entered into an agreement by a consent order with schedule of re-payment plan, reinstatement of the lease, and a limited personal guarantee. Technology paid $45 on August 29, 2000 and agreed to pay $34 on October 1, November 1, and December 1, in order to satisfy the consent order.

The following lawsuits and legal claims have had no material change in their status since December 31, 1999:

-  Civil Action No.: 98-A-9761-4 between Technology and a distributor.

On June 10, 1999 a former employee filed a complaint against Casinos in the Commonwealth of Massachusetts, Commission Against Discrimination, (Case No:
M.C.A.D. C.A.#: 99-BEM-1619). The complaint alleges sex/gender harassment, sex/gender discrimination, age discrimination, hostile work environment, retaliation and constructive termination. The case is in the discovery stage.

On April 26, 2000, a former employee filed a workers compensation complaint against Casinos (WC Case No. 9926617). This case is in the discovery stage.

It is the Company's policy to vigorously defend litigation, however, The Company has entered into settlements of claims in the past, and may do so in the future, whenever management deems the circumstances appropriate. Any unfavorable outcome related to any outstanding litigation could have a material adverse effect on the financial condition of the Company.

Debt Guaranties

During March 2000, a customer defaulted on $400 of debt guaranteed by the Company. The lender has notified the Company of its intent to collect from the Company.

Employment Agreements

The Company has entered into a five-year employment agreement with the Company's president. The agreement contains an anti-dilutive provision that requires the issuance of additional options upon a change in control, as defined in the agreement. Additionally, upon a change in control, the officer has the option to cause the Company to repurchase all or any portion of the common stock owned by the officer at a price as defined in the agreement. This agreement is automatically renewed after the termination date for succeeding one-year periods unless the Company or the officer gives written notice of non-renewal.

Consulting Agreement

Effective March 1998, the Company entered into a consulting agreement with the former executive vice president ("Individual") of the Company. Pursuant to the consulting agreement, the Individual is required to provide a maximum of ten hours of management consulting per week for the Company and its subsidiaries. He is to be paid $5 per month, plus an amount to maintain his current health insurance, and out-of-pocket expenses incurred by him in performing his consulting duties. This consulting agreement automatically terminates on December 31, 2008.

Note 14 - Business and Credit Concentrations

For the year ended June 30, 1998, two customers accounted for approximately 23% and 47% of the Company's total sales. As of June 30, 1998, the Company had approximately $39, or 2%, of total trade accounts receivable due from these two customers.

For the year ended June 30, 1999, two customers accounted for approximately 29% and 11% of the Company's total sales. As of June 30, 1999, the Company had approximately 17% and 13% of total trade receivables due from two customers.

For the year ended June 30, 2000, four customers accounted for approximately 52% of the Company's total sales. As of June 30, 2000, the Company had approximately $191, or 42%, of total trade accounts receivable due from these four customers.

The majority of Leisure Time's sales of video gaming machines over the years ending June 30, 1998, 1999 and 2000 have been in South Carolina. For the years ending June 30, 1998, 1999 and 2000, 67%, 75%, and 35%, respectively, of the Company's sales were derived from South Carolina, however gaming has become illegal in South Carolina effective July 1, 2000.

Note 15 - Stock Options and Warrants

Stock Option Plan

The Company has a 1997 Incentive and Non-statutory Stock Option Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant non-statutory stock options. The Plan allows for a total of 4,500,000 shares of Common Stock to be granted. The Plan is administered by the Company's Board of Directors or a committee thereof which determines the terms of options granted, including the exercise price, the number of shares of Common Stock subject to the option, and the terms and conditions of exercise. No incentive option granted under the Plan is transferable by the optionee other than by will or the laws of descent and distribution and each incentive option is exercisable during the lifetime of the optionee only by such optionee.

Stock Option Activity

During the year ended June 30, 1997, the Company issued 1,100,648 stock options exercisable at prices ranging from $.10 to $2.80 per share, which represented fair market value at the respective dates of grant. These options expire from April 2002 through June 2007. No expense has been recognized for issuances to employees. However, for 130,000 options issued to non-employees, $59 of expense has been recognized at imputed values ranging from $.45 to $.48 per option, which approximated fair market value at the time of issuance prior to the acquisition of U.S. Games.

Stock Option Activity (continued)

During the year ended June 30, 1998, the Company issued 562,500 stock options exercisable at $6.00 per share, which represented fair value at the date of grant. These options expire June 2008.

In November 1998, the Company issued 500,000 employee stock options exercisable at $6.00 per share, which approximated fair value. These options expire through December 2007.

From December 1998 through May 1999, the Company issued 375,000 employee stock options exercisable at $6.00 per share that expire from December 2003 through May 2008. $1,500 of compensation expense was recorded in connection with these options using a value of $10.00 per share.

In March and April 1999, the Company issued 549,100 employee stock options exercisable at $10.00 per share, which approximated fair value. These options expire from March 2007 through April 2007.

In May and June 1999, the Company issued 85,000 stock options exercisable at $12.00 per share, which approximated fair value. These options expire in June 2009.

In April 1999, 100,000 options to acquire stock at $6.00 per share were issued in connection with the acquisition of a business. The Company imputed a value of $10.00 per share related to these options (Note 17).

In August 1999, the Company issued 112,850 stock options exercisable at $12 per share, which approximated fair value at the date of the grant. These options expire from July 2004 through August 2007.

In December 1999, the Company issued 30,000 stock options exercisable at $8.625 per share, which approximated fair value at the date of the grant. These options expire from December 2005 through December 2007.

In May 2000, the Company issued 45,000 stock options exercisable at $4.875 per share, which approximated fair value at the date of the grant. These options expire from April 2005 through April 2008.

Stock Warrant Activity

During the year ended June 30, 1997, the Company issued 142,413 common stock warrants in conjunction with various stock issuances. These warrants have exercise prices ranging from $1.00 to $2.80 per share and expire from June 1999 through May 2005. $26 of expense has been recognized as a result of issuances of 93,321 of common stock warrants to non-employees in exchange for services provided. The imputed value of these warrants ranged from $.46 to $ .78 per warrant, which approximated fair value at the time of issuance prior to the acquisition of U.S. Games.

During the year ended June 30, 1998, the Company issued 41,988 common stock warrants in conjunction with various stock issuances. These warrants have exercise prices of $2.50 per share, which approximated fair value, and expire from July 1999 through June 2000.

During the year ended June 30, 1999, the Company issued 38,489 common stock warrants in conjunction with various debt conversions. These warrants have exercise prices of $2.50 per share and expire from July 2000 through May 2001.

During the year ended June 30, 1999, 4,000 units containing 4,000 warrants and 4,000 shares of common stock, were sold for cash at $10.00 per unit. These warrants have exercise prices of $10.00 per share, which approximates fair value, and expire March 2002 (Note 13).

Stock Warrant Activity (continued)

During the year ended June 30, 1999, 200,000 units containing two sets of 200,000 warrants and 200,000 shares of common stock, were sold for cash at $1.25 per unit in conjunction with the conversion of certain notes payable. These warrants have exercise prices of $1.75 per share and 120% of the offering price of an initial public offering by the Company and expire June 2002 and June 2004, respectively, (Note 13).

The following is a summary of options and warrants granted, exercised and expired:

                                                              Weighted      Weighted                                   Average
                                                              Average        Fair                                      Exercise
                                                              Exercise      Average                                      Price
                                                               Price        Value of                                  of Options
                                                                of          Options                                       and
                                                              Options         and         Currently Exercisable       Warrants -
                                                                and         Warrants     -----------------------       Currently
                                  Options       Warrants      Warrants      Granted       Options       Warrants      Exercisable
                                 ---------      --------      --------      -------      ---------      --------      -----------


Outstanding June 30, 1997        2,808,148       515,149          1.80                   2,488,148       515,149             1.74
                                                                                         ---------      --------      -----------
   Granted                         562,500        41,988           .92         2.34
   Expired                              -       (128,115)         (.10)
                                 ---------      --------      --------

Outstanding June 30, 1998        3,370,648       429,022          1.91                   3,110,648       429,022             1.74
                                                                                         ---------      --------      -----------
   Granted                       1,234,100       442,489          1.67         2.12
   Granted at less than fair
    market value                   475,000        80,000           .26         6.13
   Exercised                       (40,100)      (70,086)         (.04)
   Expired                        (370,000)      (64,650)         (.14)
                                 ---------      --------      --------

Outstanding June 30, 1999        4,669,648       816,775          4.36                   3,740,823       816,775             2.10
                                                                                         ---------      --------      -----------
   Granted                         187,850            -           0.38         0.38
   Exercised                            -        (31,472)        (0.02)
   Expired                        (727,000)      (64,824)        (1.17)
                                 ---------      --------      --------

Outstanding June 30, 2000        4,130,498       720,479          4.05                   3,730,523       720,479      $      3.36
                                 =========      ========      ========                   =========      ========      ===========

                      LEISURE TIME CASINOS & RESORTS, INC.

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)


Note 15 - Stock Options and Warrants (continued)

Stock Warrant Activity (continued)

                                                        June 30, 2000
                                      -------------------------------------------------------
                                                                                                            Options and
                                               Options and Warrants Outstanding                       Warrants Exercisable
                                      -------------------------------------------------------         --------------------
                                                                              Weighted
                                                            Weighted          Average                               Weighted
   Range of Options and Warrants                             Average         Remaining                              Average
                                            Number          Exercise         Contractual         Number             Exercise
     Exercisable Price                   Outstanding          Price             Life           Exercisable           Price
--------------------------------        --------------     -------------     ------------     --------------     --------------

$.10 - $2.80                                 3,079,527              1.52        4.6 years          2,568,048               1.56
$6.00 - $14.40                               1,771,450              4.50        7.3 years          1,162,475               7.35
                                        --------------     -------------                      --------------     --------------

                                             4,850,977              4.05        4.0 years          3,730,523               3.36
                                        ==============     =============                      ==============     ==============

The above table does not include 3,341,000 shares and warrants that may have originally been required to be issued upon the conversion of the 11% convertible promissory notes payable to individuals as discussed in Note 6. Upon conversion, 1,060,000 shares and 80,500 shares of common stock would have to be issued at $1.25 and $2.50 per share, respectively. Additionally, two sets of 1,060,000 common stock warrants would have been issued allowing the holders to purchase shares of the Company's common stock at $1.75 a share and 120% of the offering price of an initial public offering by the Company. In addition, 80,500 common stock warrants allowing the holder to purchase shares at $2.50 per share would have been issued. In January 1999, the Company paid off the majority of these convertible promissory notes payable in full. As such, the Company believed that the conversion features that would have entitled the noteholders the right to acquire up to 2,980,000 shares of the Company's common stock expired. Holders of these securities sued the Company and in March 2000, the Company issued 115,000 shares of stock to debt holders holding $1,150 of promissory notes, in satisfaction of the claims associated with these securities.

In June 1999, the Company issued 200,000 shares at a $1.25 per share and 400,000 warrants to the remaining individual who exercised his conversion rights.

In May 1999, 80,000 warrants to acquire common stock were issued in connection with the acquisition of a business. The Company imputed a value of $10.00 per share related to these warrants.

Stock Warrant Activity (continued)

The  Company  has  adopted  the  disclosure-only  provisions  of SFAS  No.  123.
Accordingly, no compensation cost is recognized for the issuances of stock options to employees when the exercise price approximates market. Pursuant to the Accounting Principles Board Opinion No. 25 ("APB 25"), the Company does recognize compensation expense on issuances of stock options to employees when the exercise price is less than the fair value, for the difference between the fair value of the stock and the option exercise price. During the year ended June 30, 1999 and June 30, 2000, $1,500 and $0, respectively, of compensation expense was recognized.

Had compensation cost for the Company's issuances of all stock options during the year ended June 30, 1998, 1999 and 2000 been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for those periods would have been decreased (increased) to the pro forma amounts indicated below:

                                                                                                  June 30,
                                                                           ----------------------------------------------------
                                                                               1998               1999                2000
                                                                           --------------     --------------     --------------

       Net income (loss) available to common shareholders - as reported
                                                                           $         (929)    $        4,432     $      (27,701)
       Net income (loss) - pro forma                                       $       (1,431)    $        1,704     $      (28,745)
       Earnings (loss) per share - diluted - as reported                   $         (.21)    $          .56     $        (4.81)
       Earnings (loss) per share - diluted - pro forma                     $         (.32)    $          .22     $        (5.00)

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options or warrants with the following assumptions used for grants through the year ended June 30, 2000: dividend yield of 0.0%; expected average annual volatility of 57.0%; average annual risk-free interest rate of 5.44%; and expected terms of 3 to 5 years.

Note 16 - Stockholders' Equity

Preferred Stock

On December 10, 1999, the Company issued 523,759 shares of convertible Series A preferred stock in satisfaction of indebtedness totaling $5,237,586. If declared by the Board of Directors, The shares accrue dividends at 6% per annum payable on a semi-annual basis beginning June 10, 2000. The dividends are cumulative. Unpaid dividends accumulate at a rate of 12% per annum until paid in full. Subject to prior redemption, the shares are convertible into common stock at a conversion price of $7.875 per share for a maximum of 1,173,867 shares of common stock. In the event of liquidation or dissolution, the holders of these shares are entitled to distributions prior and in preference to holders of common stock.

Common Stock Activity

Initial Public Offering

Effective September 15, 1999, Casinos completed an initial public offering of 700,000 shares of common stock at a price of $12.00 per share. The net proceeds of the offering to Casinos, after deducting the underwriters' discount and other offering expenses of approximately $1,926, were $6,554. $434 of these expenses had been paid prior to June 30, 1999, and were reflected as deferred initial public offering costs.

In connection with the offering, Casinos entered into an underwriting agreement with the underwriters under which the underwriters received an 8% discount, a 3% non-accountable expense allowance and warrants of Casinos. The warrants are to purchase 70,000 shares of common stock of Casinos at $14.40 per share. The warrants expire five years from their issue date.

On May 1, 2000, the Company reacquired 100,000 shares related to the sale of a business (Note 20).

During the years ended June 30, 1999 and 2000, the Company issued 70,186 and 31,472 shares of common stock upon the exercise of options and warrants at rates varying from $2.50 to $2.80 per share.

During the years ended June 30, 1998 and 1999, the Company sold 33,900 and 4,000 shares of common stock, respectively, for cash at prices ranging from $.50 to $10.00 per share.

Through May 1, 1999, the Company issued 180,000 shares of common stock in connection with various acquisitions valued at $10.00 per share.

During the year ended June 30, 1999, the Company issued 200,000 shares of common stock at $1.25 per share in connection with certain debt conversion features.

During the year ended June 30, 1999, the Company issued 40,000 shares of stock for a note related to the exercise of options totaling $240,000.

Common Stock Activity (continued)

Initial Public Offering (continued)

During the years ended June 30, 1998 and 1999, the Company issued 99,874 and 38,489 shares of common stock, respectively, in conjunction with the conversion of certain notes payable. During the year ended June 30, 1997, 31,100, shares were issued at a value of $1.00 per share in connection with extensions on notes payable and 54,192 shares, of which 32,500 related to the exercise of warrants issued with debt, were issued at rates ranging from $2.50 to $2.80 per share in satisfaction of $145 of notes payable and accrued interest.

Note 17 - Earnings (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

                                                                                            Year Ended June 30,
                                                                           -----------------------------------------------------
Numerator                                                                       1998                1999               2000
                                                                           ---------------      -------------      -------------
   Numerator for earnings per share - continuing operations
                                                                           $          (929)     $       7,881      $     (18,718)
   Numerator for earnings per share - discontinued operations
                                                                                        -              (3,449)            (8,826)
   Numerator for basic earnings per share - net income (loss)
                                                                                      (929)             4,432            (27,701)
   Effect of interest saved on assumed conversion of convertible debt
                                                                                       (A)                 -                 (A)
                                                                           --------------       -------------      ------------
   Numerator for diluted earnings per share - adjusted net income
    (loss)                                                                 $          (929)     $       4,432      $     (27,701)
                                                                           ===============      =============      =============


                                                                                          Year Ended June 30,
                                                                           ----------------------------------------------------
                                                                               1998               1999                2000
                                                                           --------------     --------------     --------------

Denominator

   Denominator for basic earnings per share - weighted average shares
                                                                                4,516,528          4,755,771          5,753,815
   Effect of weighted average dilutive securities
     Options and warrants                                                             (A)          3,142,449                (A)
     Convertible debt                                                                 (A)                 -                 (A)
                                                                           -------------      --------------     -------------
   Denominator for diluted earnings per share - adjusted weighted
    average shares                                                              4,516,528          7,898,220          5,753,815
                                                                           ==============     ==============     ==============

   Earnings (loss) per share - continuing operations                       $         (.21)    $         1.66     $        (3.25)
                                                                           ==============     ==============     ==============

   Earnings (loss) per share - discontinued operations                     $           -      $         (.73)    $        (1.53)
                                                                           ==============     ==============-    ==============

   Basic earnings (loss) per share                                         $         (.21)    $          .93     $        (4.81)
                                                                           ==============     ==============     ==============

   Diluted earnings (loss) per share                                       $         (.21)    $          .56     $        (4.81)
                                                                           ==============     ==============     ==============

(A) Where the inclusion of potential common shares and other adjustments is antidilutive, such shares are excluded from the computation.

Note 18 - Retirement Savings Plan

The Company has a defined contribution retirement savings plan, which covers all employees age 21 or older with 1,000 hours of annual service. The Company matches 50% of each $1.00 that the employee contributes up to 6% of compensation. Company contributions vest as follows:

    Years of Service                                Vested

                 1                                    25%
                 2                                    25%
                 3                                    25%
                 4                                    25%

Contributions for the years ending June 30, 1998, 1999 and were $85, $72 and $0, respectively.

Note 19 - Business Acquisition

In April 1999, Casinos acquired all of the outstanding stock of Financial from David M. Pote in exchange for 100,000 shares of Casinos' common stock and an option to purchase 100,000 shares of common stock at $6.00 per share with an imputed value of $400 based on a fair value of $10.00 per share. The option vests as to 20,000 shares on each of the first through fifth anniversaries of the grant date and expires ten years after each respective vesting date. The option terminates as to any unvested portion if Mr. Pote ceases to be either a director, officer or employee of Casinos or one of its subsidiaries.

The purchase price was allocated as follows:

Cash advanced to provide funding                                   $        154
Value of stock issued in connection with acquisition                      1,000
Value of options issued in connection with acquisition                      400
                                                                   ------------

Total consideration given in exchange for outstanding stock        $      1,554
                                                                   ============

The purchase price was allocated as follows:

         Current assets                                            $        206
         Net lease receivables                                            2,502
         Other assets                                                        92
         Liabilities assumed                                             (2,517)
                                                                   ------------
         Net assets acquired                                                283
                                                                   ------------

         Goodwill                                                  $      1,271
                                                                   ============

This transaction was rescinded effective May 17, 2000 (Note 20).

Note 20 - Sale of Business

On May 7, 2000, the Company sold all of the outstanding stock of Financial to the previous owner. Consideration for the purchase of the shares was the delivery by the previous owner of 100,000 shares of Casinos stock and the unvested portion (60,000 shares) of an option to purchase additional stock of Casinos. The previous owner in return accepted the financial condition of Financial as it existed on the date of sale, subject to the following: a) transfer of a lease receivable to Casinos in the approximate amount of $114,391, including interest, together with all right to the equipment or residuals. b) Financial will assume/retain tax obligations, including penalty and interest, to the state of Minnesota for the period April - June 1999. The Company is responsible for any taxes due for the period July 1999 through April 2000.

On April 26, 2000, the Company sold all of the outstanding stock of Leisure Time Hospitality, Inc. to the president of the Company. The president purchased Leisure Time Hospitality, Inc. for $1,300, payable by the assumption of the 1st mortgage in the approximate amount of $360,000 and the balance of $940,000 to be paid by a combination of the forgiveness of debt the Company owes the president and a note receivable from the president.